Form 10-Q
period 1996-06-30
WYNDHAM HOTEL CORP
filed 1996-08-14
CIK 1010471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


 x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 1996

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the transition from                           to
                        -------------------------    -------------------------

Commission file number      1-11723
                      -------------------

                           WYNDHAM HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)




           Delaware
- -------------------------------
(State of other jurisdiction of                                  75-2636072
incorporation or organization)                               -------------------
                                                             (I. R. S. Employer
                                                             Identification No.)

   2001 Bryan Street, Suite 2300
             Dallas, Texas                                          75201
- ----------------------------------------                      ------------------
(address of principal executive offices)                          (Zip Code)


                               (214) 863-1000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorten period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                       YES         NO   X
                           -----      -----

The number of shares outstanding of the issuer's common stock as of August 14, 1996:
Common Stock, $.01 par value - 20,018,299 shares.

                          WYNDHAM HOTEL CORPORATION

                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                    INDEX

PART I - FINANCIAL INFORMATION                                                                          Page
                                                                                                        ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets as of  December 31, 1995 and  June 30, 1996 . . . . . . . . . . . . . .       2
Consolidated Statements of Income - Quarter and Six Months Ended June 30, 1995 and 1996 . . . . . .       3
Consolidated Statements of Cash Flows - Six Months Ended June 30, 1995 and 1996 . . . . . . . . . .       4
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . .       18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

                         PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                           WYNDHAM HOTEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    DECEMBER 31,    JUNE 30,
                                                                                       1995         1996
                                                                                    ----------- ------------
                                                                                                (UNAUDITED)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .          $  4,160     $ 51,675

   Cash, restricted   . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,053        1,188
   Accounts receivable, less allowance of $267 at December 31, 1995
           and $774 at June 30, 1996  . . . . . . . . . . . . . . . . . . .            10,838       11,651
   Due from affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . .             3,584       15,064
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,020        1,254
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                 -        1,448
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               769        1,424
                                                                                     ---------    --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .            23,424       83,704
Investment in an affiliate's hotel partnership  . . . . . . . . . . . . . .             2,597            -
Notes and other receivables from affiliates . . . . . . . . . . . . . . . .             7,674        7,685
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,450          106
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .            87,604       97,112
Management contract costs, net  . . . . . . . . . . . . . . . . . . . . . .             7,579        7,231
Security deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -       14,397
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -       14,749
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,075       12,232
                                                                                     --------     --------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $133,403     $237,216
                                                                                     ========     ========


                                LIABILITIES AND PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          $  8,454     $ 21,875
   Accounts payable and accrued expenses due to affiliates  . . . . . . . .             1,578        1,364
   Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,667        1,307
   Deposits from affiliates   . . . . . . . . . . . . . . . . . . . . . . .               354          344
   Current portion of long-term debt and capital lease obligations  . . . .            16,035          488
   Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,592            -
                                                                                     --------     --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .            30,680       25,378
                                                                                     --------     --------
Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,627            -
Payable to minority interest  . . . . . . . . . . . . . . . . . . . . . . .               218            -
Long-term debt and capital lease obligation . . . . . . . . . . . . . . . .            74,943      130,211
Deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -       12,434
                                                                                     --------     --------
                                                                                       77,788      142,645
                                                                                     --------     --------
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,378            -
                                                                                     --------     --------
Partners' Capital and Stockholders' Equity:
   Partners' capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,860            -
   Common Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -          200
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . .                 -       84,342
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -        4,847
   Receivables from affiliates  . . . . . . . . . . . . . . . . . . . . . .            (2,303)      (1,307)
   Notes receivable from stockholders   . . . . . . . . . . . . . . . . . .                 -      (18,889)
                                                                                     --------     --------
      Total partners' capital and stockholders' equity  . . . . . . . . . .            17,557       69,193
                                                                                     --------     --------
                                                                                     $133,403     $237,216
                                                                                     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             QUARTER ENDED             SIX MONTHS ENDED
                                                                JUNE 30                    JUNE 30
                                                       -----------------------      ---------------------
                                                          1995           1996         1995          1996
                                                         -------       -------      -------        -------
                                                                            (UNAUDITED)
Revenues:
   Hotel revenues   . . . . . . . . . . . . . . .        $13,324       $24,214      $28,660        $40,914
   Management fees  . . . . . . . . . . . . . . .          2,228         1,879        3,884          4,481
   Management fees - affiliates   . . . . . . . .          2,029         3,496        3,777          6,097
   Service fees   . . . . . . . . . . . . . . . .            491           275          912            685
   Service fees - affiliates  . . . . . . . . . .            625           532          911          1,087
   Reimbursements   . . . . . . . . . . . . . . .          1,517         1,506        2,450          3,133
   Reimbursements - affiliates  . . . . . . . . .            986         1,834        2,410          3,790
   Other  . . . . . . . . . . . . . . . . . . . .            115           306          230            339
                                                         -------       -------      -------        -------
      Total revenues  . . . . . . . . . . . . . .         21,315        34,042       43,234         60,526
                                                         -------       -------      -------        -------
Operating costs and expenses:
   Hotel expenses   . . . . . . . . . . . . . .            9,601        17,961       18,798         28,313
   Selling, general and administrative
         expenses   . . . . . . . . . . . . . .            3,001         4,222        5,922          8,496
   Equity participation compensation  . . . . . .            998         2,919        1,996          2,919
   Reimbursable expenses  . . . . . . . . . . . .          1,517         1,506        2,450          3,133
   Reimbursable expenses - affiliates   . . . . .            986         1,834        2,410          3,790
   Depreciation and amortization  . . . . . . . .          1,472         1,797        2,941          3,458
                                                         -------       -------      -------        -------
      Total operating costs and expenses  . . . .         17,575        30,239       34,517         50,109
                                                         -------       -------      -------        -------
Operating income  . . . . . . . . . . . . . . . .          3,740         3,803        8,717         10,417
Interest income . . . . . . . . . . . . . . . . .             82           190          138            443
Interest income - affiliates  . . . . . . . . . .              9           178            9            356
Interest expense  . . . . . . . . . . . . . . . .         (2,151)       (2,941)      (4,252)        (5,055)
Equity in earnings of affiliate's hotel partnership          459            42        1,015            870
Foreign currency gain . . . . . . . . . . . . . .             76             -          114              -
Amortization of deferred gain . . . . . . . . . .              -           135           -             135
                                                         -------       -------      -------        -------
Income before minority interests  . . . . . . . .          2,215         1,407        5,741          7,166
Income (loss) attributable to minority interests              38           (22)         546            571
                                                         -------       -------      -------        -------
Income before income taxes and extraordinary item          2,177         1,429        5,195          6,595
Federal income tax benefits  . . . . . . . . . . .             -        12,195            -         12,195
                                                         -------       -------      -------        -------
Income before extraordinary item  . . . . . . . .          2,177        13,624        5,195         18,790
Extraordinary item (less applicable
     income tax benefits of $270) . . . . . . . .              -        (1,131)           -         (1,131)
                                                         -------       -------      -------        -------
Net income  . . . . . . . . . . . . . . . . . . .        $ 2,177       $12,493      $ 5,195        $17,659
                                                         =======       =======      =======        =======

Earnings per share:
   Income before extraordinary item - primary
       and fully diluted  . . . . . . . . . . . .         N/A          $   .67        N/A          $   .93
   Extraordinary item   . . . . . . . . . . . . .         N/A             (.06)       N/A             (.06)
                                                                       -------                     -------
   Net income - primary and fully diluted   . . .         N/A          $   .61        N/A          $   .87
                                                                       =======                     =======
   Average number of common and common
     equivalent shares outstanding  . . . . . . .                       20,232                      20,232
                                                                       =======                     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30
                                                                                      -------------------------
                                                                                       1995              1996
                                                                                      -------           -------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 5,195           $17,659
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .         2,941             3,458
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           (12,958)
   Provision for bad debt   . . . . . . . . . . . . . . . . . . . . . . . . . .            43               507
   Amortization of deferred debt issuance costs   . . . . . . . . . . . . . . .             -               110
   Write-off of predecessor deferred debt issuance costs  . . . . . . . . . . .             -             1,401
   Amortization of deferred gain  . . . . . . . . . . . . . . . . . . . . . . .             -              (127)
   Equity in earnings (loss) of affiliate's hotel partnership   . . . . . . . .          (379)                -
   Foreign translation gain   . . . . . . . . . . . . . . . . . . . . . . . . .          (114)                -
   Equity participation compensation  . . . . . . . . . . . . . . . . . . . . .         1,996             2,919
   Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           546               571
   Net (deposits to)/withdrawals from restricted cash   . . . . . . . . . . . .          (134)            1,865
Changes to operating assets and liabilities, net of effects from purchase of hotels:
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,057)           (2,211)
   Due from affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,172            (5,090)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2)                4
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (37 )          (2,174)
   Current income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .             -               763
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .           957            10,618
   Accounts payable and accrued expenses due affiliates   . . . . . . . . . . .        (2,933)           (1,144)
   Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (213)           (1,394)
   Deposits from affiliates   . . . . . . . . . . . . . . . . . . . . . . . . .          (253)              (10)
   Security deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           (13,600)
   Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,301            (2,372)
                                                                                      -------          --------
            Net cash provided by (used in) operating activities   . . . . . . .         8,029            (1,205)
                                                                                      -------          --------
Cash flows from investing activities:
   Purchase of property and equipment   . . . . . . . . . . . . . . . . . . . .        (1,425)           (1,809)
   Proceeds from sale of property and equipment   . . . . . . . . . . . . . . .             -           136,374
   Investments in management contracts  . . . . . . . . . . . . . . . . . . . .        (2,837)             (155)
   Notes and other receivable from affiliates   . . . . . . . . . . . . . . . .        (2,184)              (11)
   Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (430)            2,344
   Payment for purchase of hotels, net of cash acquired   . . . . . . . . . . .             -            (2,520)
   Acquisition of minority interest   . . . . . . . . . . . . . . . . . . . . .             -            (5,479)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (328)              -
                                                                                      -------          --------
         Net cash provided by (used in) investing activities  . . . . . . . . .        (7,204)          128,744
                                                                                      -------          --------
Cash flows from financing activities:
   Partners' contributed capital  . . . . . . . . . . . . . . . . . . . . . . .        13,960             4,801
   Partners' capital distributions  . . . . . . . . . . . . . . . . . . . . . .        (5,071)          (29,593)
   Distribution made to withdrawing partner   . . . . . . . . . . . . . . . . .        (2,577)             (982)
   Decrease (increase) in receivables from affiliates   . . . . . . . . . . . .           (51)              996
   Decrease in payable to affiliates  . . . . . . . . . . . . . . . . . . . . .        (1,223)           (2,627)
   Increase (decrease) in payable to minority interest  . . . . . . . . . . . .             8              (218)
   Proceeds from issuance of common stock   . . . . . . . . . . . . . . . . . .             -            69,504
   Net proceeds from issuance of debt   . . . . . . . . . . . . . . . . . . . .         1,069            94,383
   Repayments on long-term debt and capital lease obligations   . . . . . . . .        (3,374)         (197,399)
   Notes receivable from stockholders   . . . . . . . . . . . . . . . . . . . .             -           (18,889)
                                                                                      -------          --------
         Net cash provided by (used in) financing activities  . . . . . . . . .         2,741           (80,024)
                                                                                      -------          --------
Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .         3,566            47,515
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .         3,617             4,160
                                                                                      -------          --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .       $ 7,183          $ 51,675
                                                                                      =======          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.   BASIS OF PRESENTATION:

         Wyndham Hotel Corporation ("WHC") was incorporated and formed in February 1996. In May 1996, WHC implemented substantially all of its formation and financing plan. The accompanying consolidated financial statements of WHC at June 30, 1996 and for the period since the Company's implementation of its formation and financing plan in May 1996 and through June 30, 1996 include the accounts of WHC and its wholly owned subsidiaries resulting from the formation (collectively, the "Company"). Financial statements at December 31, 1995 and for the periods prior to the formation are included in the combined accounts of WHC and its majority owned entities. All significant intercompany balances and transactions have been eliminated.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at June 30, 1996 have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the prospectus of the Company (the "Prospectus") dated May 20, 1996, as filed with the Securities and Exchange Commission.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  INITIAL PUBLIC OFFERINGS ("OFFERINGS") AND REVOLVING CREDIT FACILITY:

         During the quarter ended June 30, 1996, the Company implemented a financing plan. As a part of the financing plan, the Company offered 4,197,500 shares of its common stock for public trading on the New York Stock Exchange and concurrently issued $100.0 million of subordinated notes (the "Notes".) The Company also entered into a new $100.0 million revolving credit facility (the "Revolving Credit Facility") with a financial institution. For more information regarding the Company's financing plan, reference is made to the Prospectus.

3.  ACQUISITIONS:

         On May 2, 1996, a 70% partnership interest in Garden Hotel Associates, L.P. ("GHALP") owned by an unaffiliated third party was acquired by a newly formed partnership owned by an affiliate and senior executive officers. In a subsequent series of transactions the properties were sold to an unaffiliated real estate investment trust, and all debt was paid off. The hotel properties (the "GHALP Properties") were leased back to a newly formed limited partnership owned by the affiliate and senior executive officers under a leasing arrangement qualifying as an operating lease and the lease was transferred to the Company in connection with the formation of the Company. For a detailed description of the transaction, reference is made to the Prospectus.

         During the quarter ended June 30, 1996, the Company acquired from an unaffiliated party the Wyndham Vinings Hotel. The acquisition was accounted for using the purchase method and, accordingly, the acquired assets, which consisted primarily of property and equipment, were recorded based on their estimated fair values at the date of acquisition. The acquisition cost was approximately $12.5 million, comprised of a cash payment of $3.6 million and the assumption of existing indebtedness encumbering the property. The cash payment was funded with a portion of the net proceeds from the initial public offerings.

4.   CONTINGENT LIABILITIES:

         During the quarter ended June 30, 1996, the Company wrote off a reserve for contingent liabilities as a result of the final settlement of contract assignments on one of its hotel properties in the amount of $544,000. The transaction was reflected as a reduction in "Hotel expenses" in the accompanying statements of income.

5.  EARNINGS PER SHARE:

        The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has elected to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share in its annual report on Form 10-K for the year ending December 31, 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

        Earnings per share for the quarter and six months ended June 30, 1996 are computed based on the weighted average number of shares of common stock outstanding and common stock equivalents when dilative. Common stock equivalents include the assumed exercise of dilative stock options under the treasury stock method.

        Earnings per share data for the quarter and six months ended June 30, 1995 relates to periods prior to the Company's formation and therefore is not presented.

6.  FEDERAL INCOME TAXES:

        Since the Company's formation in May 1996, federal income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. In accordance with SFAS 109, the Company has recorded a net income tax benefit of $12.5 million since its formation.

7.  PREPAYMENT OF DEBT:

        During the quarter ended June 30, 1996, the Company repaid its predecessor's and certain of its wholly owned subsidiaries' debt upon consummation of its financing plan. The unamortized debt costs associated with that debt in the amount of $1.4 million were written off. The write-off, net of applicable tax of approximately $270,000, is included in the accompanying statements of income as an extraordinary item.

8.  COMMITMENTS AND CONTINGENCIES:

        Litigation has been initiated against the Company pertaining to the right to use the Wyndham name for hotel service in the New York metropolitan area. On January 29, 1996, a temporary restraining order was issued by the Supreme Court of the State of New York which, pending the outcome of a trial, prevents the Company from using the Wyndham name in the New York area. An adverse decision in the litigation could prevent the Company from operating Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a 50 mile radius of a hotel in Manhattan operated under the "Wyndham" name. It is management's opinion, based on legal counsel, that the range of losses resulting from the ultimate resolution of the aforementioned claim cannot be determined. The cost of $824,000 at June 30, 1996 for defending the trademark has been capitalized, pending the ultimate resolution. An adverse decision may result in the expense of those capitalized costs.

        The Company received a Notice of Intent to make Sales and Use Tax audit changes from the Tampa Region of the Florida Department of Revenue for the period from July 31, 1990 through June 30, 1995. The audit assessed additional taxes of $584,399, penalty of $223,494 and interest of $201,024 for a total assessment of $1,008,917. The previous owners (an affiliate) have agreed to indemnify the Company with respect to any additional sales and use tax paid by the Company for the audit period. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to this matter and that any potential liability in excess of the $189,000 recorded would not materially effect the Company's consolidated financial statements.

        On February 29, 1996, an affiliate and the Company were served with a complaint filed on November 22, 1995 by an owner of a hotel managed by the affiliate. The claim involves the collection of a promissory note relating to an earlier litigation between the affiliate and the owner. The owner alleges that the transfer of certain management contracts by the affiliate to the Company was a fraudulent conveyance that rendered the affiliate insolvent. Liability for payment of the promissory note was not transferred to or assumed by the Company. The affiliate has agreed to indemnify the Company with respect to this litigation.

        The Company has pending several other claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the consolidated financial statements.

        Pursuant to the terms of the management agreements of two affiliate-owned hotels under construction, the Company has undertaken certain commitments to provide furniture, fixtures and equipment for each hotel at a fixed price totaling $8.1 million. Additionally, for one of these hotels the Company has agreed to provide certain pre-opening services at a fixed price of $420,000; the Company has guaranteed to fund up to $230,000 in working capital per year for three years after the hotel is opened in the event that the hotel generates inadequate cash flow; and, the Company has guaranteed $875,000 in indebtedness.

        Pursuant to the terms of a management agreement of a hotel owned by an affiliate, the Company has guaranteed to fund up to $600,000 of working capital per year to the extent the entity experiences operating deficits, with a maximum required contribution of $2.3 million over the term of the guarantee extending from 1995 to 2000. The Company has not to date been required to make any capital contribution under the guarantee.

        The Company is subject to environmental regulations related to the ownership, management, development and acquisition of real estate (hotels). The cost of complying with the environmental regulations was not material to the Company's consolidated statements of income for the year ended December 31, 1995 and the six months ended June 30, 1996. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on the Company's financial statements.

9.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES:

        In connection with the issuance of the $100 million subordinated notes ("Notes"), all of the Company's direct and indirect subsidiaries, with the exception of a number of subsidiaries (which subsidiaries are individually and collectively inconsequential), are fully and unconditionally guaranteeing the Company's obligations under the Notes on a joint and several basis (the "Guarantor Subsidiaries"). Accordingly, the condensed consolidated financial information set forth below summarizes financial information for all of the Guarantor Subsidiaries on a consolidated basis. Separate complete financial statements and other disclosure for the Guarantor Subsidiaries have not been presented because management does not believe that such information is material to investors. The condensed consolidated financial information of the Guarantor Subsidiaries as of December 31, 1995 and June 30, 1996, and for the quarter and six months ended June 30, 1995 and 1996 are presented as follows:

                             GUARANTOR SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                                    DECEMBER 31,     JUNE 30,
                                                                                       1995            1996
                                                                                   -------------   ------------
                                                                                          (UNAUDITED)
         Current assets:
           Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .        $  3,708       $   3,004
           Cash, restricted . . . . . . . . . . . . . . . . . . . . . . . . .           2,595           1,202
           Accounts receivable, net . . . . . . . . . . . . . . . . . . . . .          10,095          15,495
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,243           2,445
                                                                                     --------        --------
                  Total current assets  . . . . . . . . . . . . . . . . . . .          21,641          22,146
         Investment in an affiliate's hotel partnership . . . . . . . . . . .           2,597               -
         Notes and other receivables from affiliates  . . . . . . . . . . . .           7,674           7,685
         Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . .           2,450             106
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . .          47,321          57,540
         Management contract costs, net . . . . . . . . . . . . . . . . . . .           7,579           7,231
         Security deposits  . . . . . . . . . . . . . . . . . . . . . . . . .               -          14,397
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,068           3,884
                                                                                     --------        --------
                  Total assets  . . . . . . . . . . . . . . . . . . . . . . .        $ 90,330        $112,989
                                                                                     ========        ========

                                     LIABILITIES AND PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY

         Current liabilities
           Accounts payable and accrued liabilities  . . . . . . . . . . .           $  6,600       $  16,744
           Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,914           1,445
           Current portion of long-term debt and capital lease obligation .             3,428             488
           Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . .             1,454          32,715
                                                                                     --------        --------
                  Total current liabilities . . . . . . . . . . . . . . . .            13,396          51,392
                                                                                     --------        --------
         Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . .             2,627               -
         Payable to minority interest . . . . . . . . . . . . . . . . . . .               218               -
         Long-term debt and capital lease obligation  . . . . . . . . . . .            40,659          30,211
                                                                                     --------        --------
                                                                                       43,504          30,211
                                                                                     --------        --------
         Minority interest  . . . . . . . . . . . . . . . . . . . . . . . .             7,379               -
                                                                                     --------        --------
         Partners' capital and stockholders' equity:
           Receivable from affiliates . . . . . . . . . . . . . . . . . . .            (1,927)         (1,307)
           Partners' capital  . . . . . . . . . . . . . . . . . . . . . . .            27,978               -
           Additional paid-in capital . . . . . . . . . . . . . . . . . . .                 -          31,943
           Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .                 -             750
                                                                                     --------        --------
                 Total partners' capital and stockholders' equity . . . . .            26,051          31,386
                                                                                     --------        --------
                                                                                     $ 90,330        $112,989
                                                                                     ========        ========


          See note to the condensed consolidated financial information

                             GUARANTOR SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)


                                                                        QUARTER ENDED             SIX MONTHS  ENDED
                                                                            JUNE 30                   JUNE 30
                                                                     --------------------        -------------------
                                                                       1995        1996           1995        1996
                                                                     ---------  ---------        --------  ---------
                                                                                       (UNAUDITED)
         Revenues . . . . . . . . . . . . . . . . . . . . . .        $15,316      $27,714        $31,975     $48,858
                                                                     -------      -------        -------     -------

         Operating costs and expenses . . . . . . . . . . . .         11,998       21,331         23,680      35,340
         Depreciation and amortization  . . . . . . . . . . .            884        1,103          1,764       2,172
         Other    . . . . . . . . . . . . . . . . . . . . . .             43          349            (14)        444
                                                                     -------      -------        -------     -------
                 Total operating costs and expenses . . . . .         12,925       22,783         25,430      37,956
                                                                     -------      -------        -------     -------
         Operating income . . . . . . . . . . . . . . . . . .          2,391        4,931          6,545      10,902
         Interest expense, net  . . . . . . . . . . . . . . .           (957)        (902)        (1,994)     (1,790)
         Equity in earnings of affiliate's hotel partnership             459           42          1,015         870
         Foreign currency gain  . . . . . . . . . . . . . . .             76            -            114           -
                                                                     -------      -------        -------     -------
         Income before minority interests . . . . . . . . . .          1,969        4,071          5,680       9,982
         Income (loss) attributable to minority interests                 38          (22)           546         571
                                                                     -------      -------        -------     -------
         Income before income taxes and
            extraordinary item  . . . . . . . . . . . . . . .          1,931        4,093          5,134       9,411
         Federal income taxes . . . . . . . . . . . . . . . .              -          801              -         801
                                                                     -------      -------        -------     -------
         Income before extraordinary item . . . . . . . . . .          1,931        3,292          5,134       8,610
         Extraordinary item (less applicable tax benefits). .              -       (1,028)             -      (1,028)
                                                                     -------      -------        -------     -------
                 Net income . . . . . . . . . . . . . . . . .        $ 1,931      $ 2,264        $ 5,134     $ 7,582
                                                                     =======      =======        =======     =======



          See note to the condensed consolidated financial information

                             GUARANTOR SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             SIX MONTHS ENDED JUNE 30
                                                                             ------------------------
                                                                               1995           1996
                                                                             ---------      ---------
                                                                                   (UNAUDITED)
Net cash provided by operating activities . . . . . . . . . . . . . . . .     $ 6,093       $  11,720
                                                                              -------       ---------
Cash flows from investing activities:
  Purchase of property and equipment  . . . . . . . . . . . . . . . . . .      (1,126)         (1,286)
  Sale of property and equipment  . . . . . . . . . . . . . . . . . . . .          -          133,778
  Investments in management contracts . . . . . . . . . . . . . . . . . .        (126)           (155)
  Notes and other receivable from affiliates  . . . . . . . . . . . . . .      (2,184)            (11)
  Payment for purchase of hotels, net of cash acquired  . . . . . . . . .          -           (2,520)
  Acquisition of minority interest  . . . . . . . . . . . . . . . . . . .          -           (5,479)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (657)          2,294
                                                                              -------       ---------
        Net cash provided by (used in) investing activities . . . . . . .      (4,093)        126,621
                                                                              -------       ---------
Cash flows from financing activities:
  Partners' contributed capital . . . . . . . . . . . . . . . . . . . . .      10,240          26,502
  Partners' capital distributions . . . . . . . . . . . . . . . . . . . .      (7,067)        (42,572)
  Decrease (increase) in receivables from affiliates  . . . . . . . . . .         (51)            620
  Increase (decrease) in payable to affiliates  . . . . . . . . . . . . .         (85)         22,201
  Increase (decrease) in payable to minority interest . . . . . . . . . .           8            (218)
  Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . .       1,100           2,500
  Repayment of long-term debt and capital lease obligations . . . . . . .      (2,004)       (148,078)
                                                                              -------       ---------
        Net cash provided by (used in) financing activities . . . . . . .       2,141        (139,045)
                                                                              -------       ---------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .       4,141            (704)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .       2,469           3,708
                                                                              -------       ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .     $ 6,610       $   3,004
                                                                              =======       =========

        Note to Condensed Consolidated Financial Information:

    (1) The foregoing condensed combined financial information includes GHALP Corporation, Waterfront Management Corporation, WHCMB, Inc., Wyndham Management Corporation, Wyndham Hotels & Resorts (Aruba) N.V., WHC Vinings Corporation, WH Interest, Inc., Wyndham IP Corporation, Rose Hall Associates, L.P., XERXES Limited and WHC Caribbean, Ltd. They all are wholly-owned subsidiaries of the Company at June 30, 1996.

10. SUBSEQUENT EVENTS:

        During August 1996, the Company made a non-refundable earnest money deposit totaling approximately $1.1 million pursuant to a purchase and sale agreement to acquire a 287 room hotel in Toronto, Canada for approximately $16.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues are derived from the following primary sources:

    (1) The Company's hotel revenues are generated from the hotels owned or leased by the Company during the periods presented and reflect revenues from room rentals, food and beverage sales and other sources, including telephone, guest services, meeting room rentals, gift shops and other amenities.

    (2) The Company derives management fees from the hotels it manages. These fees are comprised of base and incentive management fees, as well as trade name fees. Base management fees are typically calculated based upon a specified percentage of gross revenues from hotel operations, and incentive management fees are usually calculated based upon a specified percentage of the hotel's operating profit or the amount by which the hotel's operating profit exceeds specified performance targets. Trade name fees are typically calculated based upon a specified percentage of gross room revenues for hotels operated under the Wyndham brand name.

    (3) The Company generates service fee revenues from hotels that it manages or franchises. Service fees revenues include fees derived from accounting, design, construction and purchasing services, as well as technical assistance provided to managed or franchised portfolio hotels. As a substantial portion of the fees derived from the provision of design, construction and initial purchasing services are generated in connection with hotel construction and renovation activities, the amount of these fees varies depending upon the level of the Company's external activities, including new hotel management contracts and construction projects.

    (4) The Company derives reimbursement revenues from hotels that it manages or franchises. These revenues are intended primarily to match corresponding expenses and serve to reimburse the Company for the expense associated with providing advertising and promotion, sales and marketing, centralized reservations and other services.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data expressed as a percentage of total revenues and certain other data for each of the periods presented:

                                                            Quarter Ended June 30        Six Months Ended June 30
                                                            ---------------------        ------------------------
                                                               1995        1996             1995         1996
                                                               ----        ----             ----         ----
Revenues:
    Hotel revenues  . . . . . . . . . . . . . . . .             62%          71%             66%          68%
    Management fees   . . . . . . . . . . . . . . .             20           16              18           17
    Services fees   . . . . . . . . . . . . . . . .              5            2               4            3
    Reimbursement revenues  . . . . . . . . . . . .             12           10              11           11
    Other   . . . . . . . . . . . . . . . . . . . .              1            1               1            1
                                                               ---          ---             ---          ---
          Total revenues  . . . . . . . . . . . . .            100          100             100          100
                                                               ---          ---             ---          ---


Operating costs and expenses:
    Hotel expenses  . . . . . . . . . . . . . . . .             45           53              43           47
    Selling, general and administrative expense   .             14           12              14           14
    Equity participation compensation   . . . . . .              5            9               5            5
    Reimbursable expense  . . . . . . . . . . . . .             12           10              11           11
    Depreciation and amortization   . . . . . . . .              7            5               7            6
                                                               ---          ---             ---          ---
         Total operating costs and expenses . . . .             83           89              80           83
                                                               ---          ---             ---          ---
Operating income  . . . . . . . . . . . . . . . . .             17           11              20           17
Interest expense, net . . . . . . . . . . . . . . .             (9)          (7)             (9)          (7)
Equity in earnings of affiliate's hotel partnership              2            -               2            2
Foreign currency gain . . . . . . . . . . . . . . .              -            -               -            -
Amortization of deferred gain . . . . . . . . . . .              -            -               -            -
                                                               ---          ---             ---          ---
Income before minority interests  . . . . . . . . .             10            4              13           12
Income attributable to minority interests . . . . .              -            -               1            1
                                                               ---          ---             ---          ---
    Income before income tax benefit
           and extraordinary item . . . . . . . . .             10%           4%             12%          11%
                                                               ===          ===             ===          ===


1996 Second Quarter Compared to 1995 Second Quarter

    Total revenues increased by 60%, or $12.7 million to $34.0 million in 1996 from $21.3 million in 1995. Total operating expenses increased by 72%, or $12.6 million to $30.2 million in 1996 from $17.6 million in 1995. The increase in total revenues and expenses was attributable principally to the addition of the GHALP Properties resulting from the consummation of the GHALP transaction on May 2, 1996, reflecting the consolidation of the results of the GHALP Properties resulting from a change from an equity investment to a leasehold interest. The GHALP Properties accounted for 76%, or $9.6 million of the increase in total revenues and 71%, or $8.9 million of the increase in total expenses. The increase in total revenues and expenses was also attributable to the increase in the number of hotels in the hotel portfolio.

    Hotel revenues increased by 82%, or $10.9 million, to $24.2 million in 1996 from $13.3 million in 1995. Approximately 88% of the increase, or $9.6 million was due to the GHALP Properties. The balance of the increase was the result of an increase in hotel room rental revenues and the acquisition of a new hotel. As a percentage of total revenues, hotel revenues increased to 71% in 1996 compared to 62% in 1995, primarily reflecting the effects of consolidating the GHALP Properties.

    Revenues from management fees increased by 26% or approximately $1.1 million to $5.4 million in 1996 from $4.3 million in 1995. Approximately $1.9 million of this increase resulted from 17 new managed hotels added between June 30, 1995 and June 30, 1996. The increase was offset by approximately $283,000 from the loss of certain management contracts and $481,000 from the elimination of the revenues from GHALP Properties as a result of consolidating the GHALP Properties into the Company.

    Revenues from service fees decreased by 28%, or approximately $309,000, to approximately $807,000 in 1996 from $1.1 million in 1995. Of the decrease, approximately $122,000 was attributable to the elimination of service fees earned from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties.

    Reimbursable revenues increased by 33%, or approximately $837,000, to $3.3 million in 1996 from $2.5 million in 1995. The increase was due to growth of the hotel portfolio for the 1996 quarter as noted above in comparison to 1995, resulting in increased payments to the Company's Marketing Fund. The increase was partially offset by approximately $234,000, reflecting the elimination of reimbursable revenues from the GHALP Properties as a result of consolidation of the operating results of GHALP Properties.

    Other income increased approximately $191,000, or 166%, comparing the 1996 quarter with the 1995 quarter. The increase was principally due to a $250,000 fee recognized from the termination of a management contract.

    Hotel expenses increased by 87%, or $8.4 million, to $18.0 million in 1996 from $9.6 million in 1995, reflecting the additional hotel expenses for GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties. Hotel expenses increased as a result of $8.9 million in additional expense resulting from the consolidation of results of operations of the GHALP Properties, which was partially offset by an 8% decrease in other hotel expenses, or approximately $669,000. This decrease was primarily due to a $544,000 reduction in hotel expense resulting from the write off of a reserve for contingent liabilities as a result of the final settlement of contract assignments on one of the Company's hotel properties. As a percentage of total revenues, hotel expenses increased to 53% in 1996 as compared with 45% in 1995, primarily reflecting the effects of consolidating the GHALP Properties.

    SG&A expenses increased by 41%, or $1.2 million, to $4.2 million in 1996 from $3.0 million in 1995. As a percentage of total revenues, SG&A expenses decreased to 12% in 1996 from 14% in 1995. Of the increase in SG&A expenses, 54% of the increase, or approximately $660,000 was due to increased wages, contract labor and benefit costs arising from the addition of corporate management and staff personnel related to the general growth of the Company. In addition, 7% of the increase, or approximately $90,000, is due to the establishment of a provision for bad debt expense for management fees on an unaffiliated hotel, and 26% or $321,000 is due to the establishment of a provision for bad debt related to certain receivables. The increase also reflected an additional $114,000 cost of managing and administering a publicly held company.

    Equity participation compensation expenses increased by 193%, or $1.9 million, to $2.9 million in 1996 from $1.0 million in 1995. The increase was due to the recognition of significant compensation expense as a result of the consummation of the equity offering. The primary component of compensation expense, which is that attributable to the senior executive officers, was fixed at the initial public offering price, and the Company will not incur additional expense for such component for periods subsequent to the equity offering. See Prospectus.

    Reimbursable expenses grew by 33%, or approximately $837,000, to $3.3 million in 1996 from $2.5 million in 1995. As a percentage of total revenues, reimbursable expense constituted 10% of total revenues in 1996 compared with 12% in 1995. These increases were primarily due to increased advertising and promotional expense, as well as costs associated with expanding the Company's national sales staff to support both individual business and group sales as a result of growth of the hotel portfolio in 1996 as noted previously in comparison to 1995. Offset to the increase was a decrease of $234,000, reflecting the elimination of reimbursable expenses from the GHALP Properties as a result of the consolidation of the results of the operations of the GHALP Properties.

    Depreciation and amortization expense increased by 22%, or approximately $325,000, to $1.8 million in 1996 from $1.5 million in 1995 due to the net acquisition of property and equipment and the amortization of the acquisition costs of management contracts. Also included in the increase was approximately $110,000 from amortization of deferred debt issuance costs relating to the Notes and the Revolving Credit Facility.

    Interest expense increased by 37%, or approximately $790,000, to $2.9 million in 1996 from $2.1 million in 1995, reflecting the additional interest from the Notes, capital leases, affiliated borrowings and bank fees, less the elimination of interest expense from the retired debt.

    Earnings from the Company's equity investment in hotel partnership were terminated following the May 2, 1996 consolidation of the results of operations of GHALP Properties.

    Income attributable to minority interest was eliminated as a result of the acquisition of the minority interest as part of the Company's formation. Reference is made to the Prospectus.

    As a result of the changes noted above, income before income tax benefit decreased by 34%, or approximately $748,000, to $1.4 million in 1996 from $2.2 million in 1995.

    Income tax benefit of $12.2 million reflects the effect of recording deferred income taxes arising as a result of incorporation in the amount of $13.0 million, net of approximately $763,000 for a provision for the results of operations since incorporation.

    The extraordinary item of $1.1 million was a write-off of the unamortized debt costs of $1.4 million as the Company's pre-existing debt was paid off at the Company's formation, net of applicable tax of approximately $270,000.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

    Total revenues increased by 40%, or $17.3 million to $60.5 million in 1996 from $43.2 million in 1995. Total operating costs and expenses increased by 45%, or $15.6 million to $50.1 million in 1996 from $34.5 million in 1995. The increase in total revenues and operating expenses was attributable principally to the addition of the GHALP Properties resulting from the consummation of the GHALP Properties transaction on May 2, 1996 and to an increase in the number of hotels in the hotel portfolio.

    Hotel revenues increased by 43%, or $12.2 million, to $40.9 million in 1996 from $28.7 million in 1995. Approximately 78% of the increase, or $9.6 million was due to the GHALP Properties. The balance of the increase was the result of an increase in hotel room rental revenues and the acquisition of a new hotel.

    Revenues from management fees increased by 38%, or approximately $2.9 million, to $10.6 million in 1996 from $7.7 million in 1995. Approximately $3.2 million of this increase resulted from 17 new managed hotels added between June 30, 1995 and June 30, 1996. The increase was offset by $335,000 from the loss of certain management contracts and $481,000 was attributable to the elimination of management fees earned from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties.

    Revenues from service fees decreased by 3%, or approximately $51,000, to approximately $1.7 million in 1996 from approximately $1.8 million in 1995. Of the decrease, approximately $122,000 was attributable to the elimination of service fees earned from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties. The decrease was offset by increased service fees from existing hotels.

    Reimbursable revenues increased by 42%, or approximately $2.1 million, to $6.9 million in 1996 from $4.9 million in 1995. The increase was due to growth of the hotel portfolio for 1996 as noted previously in comparison to 1995, resulting in increased payments to the Company's Marketing Fund. The increase was partially offset by approximately $234,000 reflecting the elimination of reimbursable revenues earned from the GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties.

    Other income increased by 47%, or approximately $109,000 in 1996. The increase was principally due to a $250,000 fee recognized from the termination of a management contract.

    Hotel expenses increased by 51%, or $9.5 million, to $28.3 million in 1996 from $18.8 million in 1995, reflecting the additional hotel expenses from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties. Approximately 94% of the increase or, $8.9 million, was a result of the consolidation of the GHALP Properties. This increase also reflected an increase in room expenses and food and beverages expenses commensurate with revenue increases. These increases were offset by a $544,000 reduction in hotel expense resulting from the write off of a reserve for contingent liabilities as a result of the final settlement of contract assignments on one of the Company's hotel properties. As a percentage of hotel revenues, hotel expenses increased to 69% in 1996 from 66% in 1995. The increase in hotel expense percentage was primarily attributable to a $2.4 million lease payment associated with the GHALP Properties. Excluding the GHALP Properties lease payment and the reversal of contingent liabilities, the percentage of hotel expenses to hotel revenues would have been 63%.

    SG&A expenses increased by 44%, or $2.6 million, to $8.5 million in 1996 from $5.9 million in 1995. As a percentage of total revenues, SG&A expenses remained flat at 14% in 1996 and 1995. Of the increase in SG&A expenses, 63% of the increase, or $1.6 million was due to increased wage, contract labor and benefit costs arising from the addition of corporate management and staff personnel related to the general growth of the Company. In addition, 7% of the increase, or approximately $184,000, is due to the establishment of a provision for bad debt expense for management fees on an unaffiliated hotel, and 13% or $321,000 is due to the establishment of a provision for bad debt related to certain receivables. The increase also reflected an additional approximately $114,000 cost of managing and administering a publicly held company.

    Equity participation compensation expenses increased by 46%, or approximately $923,000, to $2.9 million in 1996 from $2.0 million in 1995. The increase was due to the recognition of significant compensation expense as a result of the consummation of the equity offering. The primary component of the compensation expense, which is that attributable to the senior executive officers, was fixed at the initial public offering price, and the Company will not incur additional expense for such component for periods subsequent to the equity offering. See Prospectus.

    Reimbursable expenses grew by 42%, or $2.1 million, to $6.9 million in 1996 from $4.9 million in 1995. As a percentage of total revenues, reimbursable expenses remained flat at 11% in 1996 and 1995. These increases were primarily due to increased advertising and promotional expense, as well as costs associated with expanding the Company's national sales staff to support both individual business and group sales as a result of growth of the hotel portfolio in 1996 as noted previously in comparison to 1995. Offsetting the increase was a decrease of $234,000, reflecting the elimination of reimbursable expenses from the GHALP Properties as a result of the consolidation of the results of the operations of GHALP Properties.

    Depreciation and amortization expense increased by 18%, or approximately $517,000, to $3.5 million in 1996 from $2.9 million in 1995 due to the net acquisition of property and equipment and the amortization of the acquisition costs of management contracts. Also included in the increase was approximately $110,000 from the amortization of deferred debt issuance costs relating to the Notes and the Revolving Credit Facility.

    Interest expense increased by 19%, or approximately $803,000, to $5.1 million in 1996 from $4.3 million in 1995, reflecting the additional interest from the Notes, capital leases, affiliated borrowings and bank fees, less the elimination of interest expense from the retired debt.

    Earnings from the Company's equity investment in hotel partnership were terminated following the May 2, 1996 consolidation of the results of operations of the GHALP Properties.

    Income attributable to minority interest was eliminated as a result of the acquisition of the minority interest as part of the Company's formation. Reference is made to the Prospectus.

    As a result of the changes noted above, income before income tax benefit increased by 27%, or $1.4 million, to $6.6 million in 1996 from $5.2 million in 1995.

    Income tax benefit of $12.2 million reflected the effect of recording deferred income taxes arising as a result of incorporation in the amount of $13.0 million, net of approximately $763,000 for the provision for the results of operations since incorporation.

    The extraordinary item of $1.1 million was a writeoff of the unamortized debt costs of $1.4 million as the Company's pre-existing debt was paid off at the Company's formation, net of applicable tax of approximately $270,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital and liquidity needs include cash to finance operations, capital requirements relating to ongoing hotel maintenance and improvements at the Company's owned and leased hotels, capital requirements associated with the Company's entry into new management contracts and improvements to the related hotel properties, hotel acquisition financing and the repayment of indebtedness. The Company has historically satisfied its capital and liquidity needs through cash generated by operations, mortgage indebtedness and commercial debt financing.

    During the six months ended June 30, 1996, the Company used cash from operations of $1.2 million as compared to a generation of cash of $8.0 million in the 1995 period. On acquired properties, the Company intends to make renovations of approximately $6.7 million and make improvements of approximately $4 million on an existing resort property.

    During the quarter ended June 30, 1996, the Company consummated the formation and the Offerings. The Company received net proceeds from the Offerings in the aggregate amount of $161 million. These proceeds, including the "Bedrock" contribution of $10.0 million (as described in the Prospectus), were used to implement the Company's formation and financing plan. Remaining proceeds will be applied in accordance with the formation and financing plan. See Prospectus.

    The Company issued $100 million in 10-1/2% Senior Subordinated Notes which are due in 2006. The Notes are unsecured obligations of the Company and are guaranteed by each of the Company's subsidiaries (except for a number of inconsequential subsidiaries). The Notes bear interest at 10-1/2% per annum and such interest is payable semi-annually on May 15 and November 15, commencing November 15, 1996. Except in the event of a "change of control" (as defined), there will be no principal due on the Notes prior to final maturity. The Indenture relating to the Notes contains certain covenants restricting the Company's ability to incur indebtedness and otherwise limiting the Company's activities.

    The Company also obtained a $100 million revolving line of credit in May, 1996 (the "Revolving Credit Facility"). The Revolving Credit Facility is a direct obligation of the Company and is fully and unconditionally guaranteed by each of the Company's subsidiaries. Such obligations and guaranties rank senior in right of payment to the Notes and are secured by substantially all of the assets of the Company and subsidiaries. While no amounts had been drawn under the Revolving Credit Facility at June 30, 1996, approximately $35.2 million aggregate principal amount was available for borrowings at such date in accordance with the terms of the Revolving Credit Facility. Availability under the Revolving Credit Facility is subject, among other things, to a borrowing base test calculated with reference to the cash flow from the Company's hotels, hotel properties and management contracts pledged to secure the obligations of the Company under the Revolving Credit Facility, the location of certain of such properties, the terms of such management contracts, the relative contribution to the borrowing base of the different values attributed to such properties and the values attributable to both the properties taken as a whole and the management contracts taken as a whole and other factors. Under the terms of the Revolving Credit Facility, no further borrowings may be made by the Company following the third anniversary of the closing of the Revolving Credit Facility. The Revolving Credit Facility will mature four years from its closing date. Amounts drawn under the Revolving Credit Facility bear interest at a variable rate. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and certain covenants restricting the activities of the Company.

    The Company assumed $9.7 million in bond indebtedness as part of the acquisition of the Wyndham Vinings Hotel.

    The Company does not intend to declare any cash dividends in the foreseeable future. The Company anticipates that any cash provided by operations, the Offerings and the Revolving Credit Facilities discussed above and in the Prospectus will be sufficient to meet anticipated cash requirements in the near future.

                          PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

Mados Trademark Proceedings

    In June 1992, John and Suzanne Mados (the "Madoses"), the managers and lessees of an unaffiliated hotel operated under the "Wyndham" name in New York City (Manhattan borough) (the "Mados Wyndham Hotel"), registered the name "Wyndham Hotel" with the New York Secretary of State pursuant to a New York State statute which provides that the owner or operator of a hotel in the State of New York may register the name of a hotel and such registration grants the exclusive right to use the name in the State of New York. No reported cases to date indicate how New York courts will interpret the scope of the rights created by the New York statute, and, therefore, it is not currently known whether the Madoses' registration pursuant to the statute could prevent the Company from operating a Wyndham brand hotel anywhere in the State of New York.

    In February 1993 and June 1995, respectively, the current owners of the Mados Wyndham Hotel, Yassky-Wyndham Partnership ("Yassky"), filed Notices of Opposition to the Company's applications with the USPTO for registration of "Wyndham" and "Wyndham Garden," as service marks, claiming prior use of the "Wyndham" mark and requesting that Wyndham's registrations be denied. The Company subsequently entered into a settlement agreement with Yassky pursuant to which Yassky assigned to the Company all of its rights in the "Wyndham" mark throughout the world with the exception of 11 New York State counties surrounding the Mados Wyndham Hotel, including New York County. In addition, Yassky withdrew its Notices of Opposition to the Company's federal applications for registration of the "Wyndham" and "Wyndham Garden" marks. Pursuant to the settlement agreement, the Company must pay a royalty to Yassky if it undertakes the operation of a Wyndham brand hotel in any of the 11 counties identified in the agreement.

    In June 1995, the Madoses filed a late Notice of Opposition to the Company's application for federal registration of the "Wyndham" mark, also claiming prior use of the "Wyndham" mark and requesting that Wyndham's registration be denied. There has been no determination as to whether the Trademark Trial and Appeal Board will accept the untimely Notice of Opposition, and, if accepted, what the resulting impact would be on the Company's application for registration.

    On May 8, 1996, the Madoses filed a Petition for Cancellation of the Company's registration for the "Wyndham Garden" service mark with the Trademark Trial and Appeal Board. It is anticipated that the Trademark Trial and Appeal Board will suspend the cancellation proceeding pending the outcome of the New York lawsuit described above.

    The Company does not believe that the Madoses' federal and common law rights to use the Wyndham name will prevent the Company's application for registration of exclusive use of the "Wyndham" mark throughout the country with the exception of the area surrounding the Mados Wyndham Hotel. In addition, because of national recognition of the Wyndham name as a result of the Company's operations, the Company believes that it has substantial common law rights to the "Wyndham" marks in many areas throughout the country. It is likely, however, that the Madoses' prior operation of the Mados Wyndham Hotel will prevent the Company from operating Wyndham brand hotels or advertising the Wyndham brand name in connection with the operation of a Wyndham brand hotel within a geographic area within the borough of Manhattan or possibly within a 50 mile radius of the Mados Wyndham Hotel.

Mados Court Proceedings

    On June 29, 1992, the Madoses, who lease and manage the Mados Wyndham Hotel, filed a lawsuit in the New York Supreme Court, County of New York, against Wyndham Hotel Company, Wyndham Hotel Company, Ltd., Wyndham Hotel Management Corporation d/b/a Wyndham Hotels & Resorts (referred to herein as "Old Wyndham") and Yassky. The lawsuit seeks a declaratory judgment that, based on their prior use of the Wyndham name, the Madoses possess the exclusive right to use the Wyndham name and mark in connection with the operation of a hotel in New York City or within a 50 mile radius thereof. Old Wyndham acknowledges that use of the Wyndham name in connection with the operation of the Mados Wyndham Hotel has created certain service mark rights in a geographic area within the borough of Manhattan, but denies the Madoses' claim to exclusive use of the Wyndham name within a 50 mile radius of the Mados Wyndham Hotel. The suit also seeks an injunction enjoining Old Wyndham from using the "Wyndham" mark in connection with the advertisement, promotion, management or operation of a hotel in New York City or within a 50 mile radius thereof.

    On January 29, 1996, the court issued a temporary restraining order, which, as modified in a subsequent opinion, prohibits the Company from operating a Wyndham brand hotel or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel in the borough of Manhattan or within a 50 mile radius (within the state of New York) of the Mados Wyndham Hotel pending the outcome of the lawsuit. The court also granted Old Wyndham's (see Prospectus) motion for an accelerated trial date and the trial concluded on May 31, 1996. The parties have submitted post-trial briefs and are awaiting a decision from the trial court.

    It is possible that the Company could be named as a defendant in this litigation or that additional proceedings could be instituted against the Company. An adverse decision in the litigation could prevent the Company from operating Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a geographic area within the borough of Manhattan or possibly within a 50 mile radius of the Mados Wyndham Hotel. In addition, an adverse decision in the litigation or a delay in the resolution of the lawsuit beyond the anticipated Fall 1996 opening date for the Company's La Guardia hotel would require the Company to open such hotel under a brand name other than Wyndham or Wyndham Garden. It is management's opinion, based on legal counsel, that the losses resulting from the ultimate resolution of the aforementioned claim are not estimable.

Other Matters

    The Tampa Region of the Florida Department of Revenue (the "FDR") has asserted that the Company may be liable for sales and use tax as a result of the Company's management of the Wyndham Harbour Island Hotel ("Harbour Island") in Tampa, Florida. The FDR recently performed an audit of Harbour Island covering the period from August 1990 through June 1995. On the basis of the audit, the FDR made a determination that the Company owed approximately $1 million (including penalties and interest) in taxes for such period. The Company believes that it has meritorious defenses with respect to the amount claimed by the FDR and is providing information with respect to the FDR's assertion for the audit period. The owners of Harbour Island have agreed to indemnify the Company with respect to any additional sales and use tax paid by the Company for the audit period. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial condition.

    On February 29,1996, Caribbean Hotel Management Company ("CHMC") , certain predecessors in interest to the Company and certain Crow Family Members were served with a complaint filed on November 22, 1995, by Allen-Williams V.I., Inc. ("Allen-Williams") in the District Court of the Virgin Islands, Division of St. Croix. The claim involves collection on a $1.0 million promissory note issued by a predecessor in interest to CHMC (the "Promissory Note") and relates to earlier litigation between Allen-Williams and CHMC. Allen-Williams alleges that a transfer of certain management contracts by CHMC to the Company's predecessor was a fraudulent conveyance that rendered CHMC insolvent or unable to pay its liabilities under the Promissory Note and that CHMC and the other named defendants engaged in certain misrepresentations, including those resulting in certain violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Allen-Williams seeks to set aside the alleged fraudulent conveyance to the extent necessary to pay the indebtedness owed by CHMC, plus damages (including punitive and treble damages). Liability for payment of the Promissory Note was not transferred to or assumed by predecessors to the Company. CHMC has agreed to indemnify the Company's predecessor (and hence the Company) with respect to this litigation. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial condition.

    In addition to the above proceedings, the Company is involved in various lawsuits arising in the normal course of business. The Company believes that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company; however, there can be no assurance that this will be the case.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 17, 1996, prior to the completion of the Company's Offerings, the sole stockholder of the Company at that time executed a Written Consent in Lieu of Special Meeting. The Consent provided for (1) approval of the Company's Amended and Restated Certificate of Incorporation, (2) provision for multiple classes of directors and the election of directors to such classes, including the election of James D. Carreker, Harlan R. Crow, Susan T. Groenteman, Robert
A. Whitman, Anne L. Raymond and Daniel A. Decker, and (3) approval of the Company's Non-Employee Directors' Retainer Stock Plan and Long Term Incentive Plan.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         Exhibit
         Number
         ------
         (10.1)  Senior Secured Revolving Credit Agreement among Wyndham Hotel
                 Corporation, The Lenders Party Thereto and Bankers Trust
                 Company dated May 29, 1996. *

         (10.2) Assignment, Assumption and Amendment of Management Agreement between Houston Greenspoint Hotel Associates, L.P. and Wyndham
                 Management Corporation, dated July 11, 1996. **

   (10.3)  Bristol Place Hotel Agreement of Purchase and Sale by and among WHC Development Corporation,
           Confederation Life Insurance Company and Peat Marwick Thorne Inc. (in its capacity as receiver and manager) dated June 13, 1996 (together with Supplemental Agreement dated as of August 6, 1996).

   (11)    Computation of Earnings Per Share.

   (27)    Financial Data Schedule.

- --------------------
 *   Filed previously as Exhibit 10.30 to Registration Statement No. 333-2214
**   Relating to Exhibit 10.1 (e) of Registration No. 333-2214

     (b)  Reports on Form 8-K:  None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WYNDHAM HOTEL CORPORATION
                                           (Registrant)


Date:    August 14, 1996              By:  /s/  JAMES D. CARREKER
                                         --------------------------------------
                                                James D. Carreker
                                         President and Chief Executive Officer


Date:  August 14, 1996                By:   /s/ ANNE L. RAYMOND
                                         --------------------------------------
                                                Anne L. Raymond
                                          Chief Financial Officer, Executive
                                          Vice President and Director
                                          (Principal Financial Officer)

                                Exhibit Index:



Exhibit
Number   Description                                                        Page
- ------   -----------                                                        ----
10.1     Senior Secured Revolving Credit Agreement among Wyndham Hotel
         Corporation, The Lenders Party Thereto and Bankers Trust
         Company dated May 29, 1996.

10.2 Assignment, Assumption and Amendment of Management Agreement between Houston Greenspoint Hotel Associates, L.P. and Wyndham
         Management Corporation, dated July 11, 1996.

10.3     Bristol Place Hotel Agreement of Purchase and Sale by and among WHC
         Development Corporation, Confederation Life Insurance Company and
         Peat Marwick Thorne Inc. (in its capacity as receiver and manager) dated June 13, 1996 (together with Supplemental Agreement dated as of August 6, 1996).

11       Computation of Earnings Per Share.

27       Financial Data Schedule.
