Form 10-Q
period 1996-09-30
WYNDHAM HOTEL CORP
filed 1996-11-13
CIK 1010471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

   x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition from            to
                       ------------  ------------

Commission file number      1-11723
                      ------------------

                           WYNDHAM HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)




             Delaware                                          75-2636072
----------------------------------------                  --------------------
   (State of other jurisdiction of                         (I. R. S. Employer
    incorporation or organization)                         Identification No.)


     2001 Bryan Street, Suite 2300
          Dallas, Texas                                           75201
----------------------------------------                  --------------------
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

                       YES      X          NO
                           ----------         ----------
The number of shares outstanding of the issuer's common stock as of November 13, 1996: Common Stock, $.01 par value - 20,018,299 shares.

                           WYNDHAM HOTEL CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION                                            Page

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets as of  December 31, 1995
and September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . .      2

Consolidated Statements of Income - Quarter and Nine
Months Ended September 30, 1995 and 1996 . . . . . . . . . . . . . . .      3

Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . .      4

Notes to Consolidated Financial Statements   . . . . . . . . . . . . .      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .      12

Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . .      16

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . .      17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .      18

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

                         PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                           WYNDHAM HOTEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                                        1995           1996
                                                                                    ------------   -------------
                                                                                                    (UNAUDITED)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .         $   4,160      $  20,147
   Cash, restricted   . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,053            857
   Accounts receivable, less allowance of $267 at December 31, 1995
          and $840 at September 30, 1996  . . . . . . . . . . . . . . . . .            10,838         13,441
   Due from affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . .             3,584         14,066
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,020          1,437
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                 -          1,448
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               769          1,964
                                                                                    ---------      ---------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .            23,424         53,360
Investment in an affiliate's hotel partnership  . . . . . . . . . . . . . .             2,597              -
Notes and other receivables from affiliates . . . . . . . . . . . . . . . .             7,674          7,685
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,450            726
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .            87,604        129,689
Management contract costs, net  . . . . . . . . . . . . . . . . . . . . . .             7,579          7,073
Security deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -         14,398
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -         14,749
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,075         12,411
                                                                                    ---------      ---------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 133,403      $ 240,091
                                                                                    =========      =========

           LIABILITIES AND PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .         $   8,454      $  23,646
   Accounts payable and accrued expenses due to affiliates  . . . . . . . .             1,578            198
   Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,667          1,073
   Deposits from affiliates   . . . . . . . . . . . . . . . . . . . . . . .               354            344
   Current portion of long-term debt and capital lease obligations  . . . .            16,035            499
   Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,592              -
                                                                                    ---------      ---------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            30,680         25,760
                                                                                    ---------      ---------
Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,627              -
Payable to minority interest  . . . . . . . . . . . . . . . . . . . . . . .               218              -
Long-term debt and capital lease obligation . . . . . . . . . . . . . . . .            74,943        130,165
Deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -         12,250
              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ---------      ---------
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            77,788        142,415
                                                                                    ---------      ---------
                                                                                        7,378              -
                                                                                    ---------      ---------
Partners' Capital and Stockholders' Equity:
   Partners' capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,860              -
   Common Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -            200
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . .                 -         84,342
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -          7,894
   Receivables from affiliates  . . . . . . . . . . . . . . . . . . . . . .            (2,303)        (1,352)
   Notes receivable from stockholders   . . . . . . . . . . . . . . . . . .                 -        (19,168)
                                                                                    ---------      ---------
      Total partners' capital and stockholders' equity  . . . . . . . . . .            17,557         71,916
                                                                                    ---------      ---------
                 Total liabilities and equity . . . . . . . . . . . . . . .         $ 133,403      $ 240,091
                                                                                    =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            QUARTER ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30                 SEPTEMBER 30
                                                        ----------------------       ----------------------
                                                           1995         1996            1995        1996
                                                        ---------    ---------       ---------    ---------
                                                                            (UNAUDITED)
Revenues:
   Hotel revenues   . . . . . . . . . . . . . . .       $ 13,025      $ 30,388      $ 41,685       $ 71,302
   Management fees  . . . . . . . . . . . . . . .          1,554         1,953         5,439          6,434
   Management fees - affiliates   . . . . . . . .          2,693         4,015         6,470         10,112
   Service fees   . . . . . . . . . . . . . . . .            582           426         1,494          1,111
   Service fees - affiliates  . . . . . . . . . .            418           763         1,329          1,850
   Reimbursements   . . . . . . . . . . . . . . .          1,384         1,503         3,833          4,636
   Reimbursements - affiliates  . . . . . . . . .          1,492         2,386         3,902          6,176
   Other  . . . . . . . . . . . . . . . . . . . .          1,119           (19)        1,349            320
                                                        --------      --------      --------       --------
      Total revenues  . . . . . . . . . . . . . .         22,267        41,415        65,501        101,941
                                                        --------      --------      --------       --------
Operating costs and expenses:
   Hotel expenses   . . . . . . . . . . . . . .            9,262        23,923        28,060         52,227
   Selling, general and administrative
      expenses  . . . . . . . . . . . . . . . .            4,205         4,373        10,127         12,877
   Equity participation compensation  . . . . . .            998             -         2,994          2,919
   Reimbursable expenses  . . . . . . . . . . . .          1,384         1,503         3,833          4,636
   Reimbursable expenses - affiliates   . . . . .          1,492         2,386         3,902          6,176
   Depreciation and amortization  . . . . . . . .          1,617         2,151         4,558          5,609
                                                        --------      --------      --------       --------
      Total operating costs and expenses  . . . .         18,958        34,336        53,474         84,444
                                                        --------      --------      --------       --------
Operating income  . . . . . . . . . . . . . . . .          3,309         7,079        12,027         17,497
Interest income . . . . . . . . . . . . . . . . .             93           539           231            982
Interest income - affiliates  . . . . . . . . . .              -           180             9            536
Interest expense  . . . . . . . . . . . . . . . .         (2,155)       (3,407)       (6,407)        (8,462)
Equity in earnings of affiliate's hotel partnership          380             -          1,395           870
Foreign currency gain . . . . . . . . . . . . . .            139             -           253              -
Amortization of deferred gain . . . . . . . . . .              -           185             -            320
                                                        --------      --------      --------       --------
Income before minority interests  . . . . . . . .          1,766         4,576         7,508         11,743
Income attributable to minority interests . . . .             61             -           607            571
                                                        --------      --------      --------       --------
Income before income taxes and extraordinary item          1,705         4,576          6,901        11,172
Income tax (provision) benefits . . . . . . . . .              -        (1,807)            -         10,388
                                                        --------      --------      --------       --------
Income before extraordinary item  . . . . . . . .          1,705         2,769         6,901         21,560
Extraordinary item (less applicable
     income tax benefits of $270) . . . . . . . .              -             -             -         (1,131)
                                                        --------      --------      --------       --------
Net income  . . . . . . . . . . . . . . . . . . .       $  1,705      $  2,769      $  6,901       $ 20,429
                                                        ========      ========      ========       ========
Earnings per share:
   Income before extraordinary item - primary
       and fully diluted  . . . . . . . . . . . .           N/A        $   .14           N/A       $  1.08
   Extraordinary item - primary and fully diluted           N/A        $     -           N/A       $  (.06)
   Net income - primary and fully diluted   . . .           N/A        $   .14           N/A       $  1.02
   Average number of common
      shares outstanding  . . . . . . . . . . . .                       20,018                      20,018

   The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                       -----------------
                                                                                        1995       1996
                                                                                       ------     ------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,901    $ 20,429
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .         4,558       5,168
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             -     (12,958)
   Provision for bad debt   . . . . . . . . . . . . . . . . . . . . . . . . . .            78         628
   Amortization of deferred debt issuance costs   . . . . . . . . . . . . . . .             -         441
   Write-off of predecessor deferred debt issuance costs  . . . . . . . . . . .             -       1,401
   Amortization of deferred gain  . . . . . . . . . . . . . . . . . . . . . . .             -        (312)
   Equity in earnings of affiliate's hotel partnership  . . . . . . . . . . . .            61           -
   Foreign currency translation gain  . . . . . . . . . . . . . . . . . . . . .          (253)          -
   Equity participation compensation  . . . . . . . . . . . . . . . . . . . . .         2,994       2,919
   Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           607         571
   Net (deposits to)/withdrawals from restricted cash   . . . . . . . . . . . .          (128)      2,196
Changes to operating assets and liabilities, net of effects from purchase of hotels:
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,225)     (3,887)
   Due from affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           105      (3,901)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49         (67)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (77)     (2,846)
   Current income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       2,569
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .        (3,909)     10,409
   Accounts payable and accrued expenses due affiliates   . . . . . . . . . . .           976      (2,309)
   Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (251)     (1,672)
   Deposits from affiliates   . . . . . . . . . . . . . . . . . . . . . . . . .          (253)        (10)
   Security deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -     (13,676)
   Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,301      (2,564)
                                                                                      -------    --------
            Net cash provided by operating activities   . . . . . . . . . . . .         8,534       2,529
                                                                                      -------    --------
Cash flows from investing activities:
   Purchase of property and equipment   . . . . . . . . . . . . . . . . . . . .        (2,753)     (4,964)
   Proceeds from sale of property and equipment   . . . . . . . . . . . . . . .             -     136,374
   Investments in management contracts  . . . . . . . . . . . . . . . . . . . .        (6,261)       (575)
   Notes and other receivable from affiliates   . . . . . . . . . . . . . . . .        (2,184)        (11)
   Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (911)      1,724
   Payment for purchase of hotels, net of cash acquired   . . . . . . . . . . .             -     (33,470)
   Acquisition of minority interest   . . . . . . . . . . . . . . . . . . . . .             -      (5,479)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (907)          -
                                                                                      -------    --------
            Net cash provided by (used in) investing activities . . . . . . . .       (13,016)     93,599
                                                                                      -------    --------
Cash flows from financing activities:
   Partners' contributed capital  . . . . . . . . . . . . . . . . . . . . . . .        15,378       4,801
   Partners' capital distributions  . . . . . . . . . . . . . . . . . . . . . .        (5,891)    (29,593)
   Distribution made to withdrawing partner   . . . . . . . . . . . . . . . . .        (2,577)       (982)
   Decrease (increase) in receivables from affiliates   . . . . . . . . . . . .           (73)        996
   Decrease in payable to affiliates  . . . . . . . . . . . . . . . . . . . . .        (1,192)     (2,627)
   Increase (decrease) in payable to minority interest  . . . . . . . . . . . .            12        (218)
   Proceeds from issuance of common stock   . . . . . . . . . . . . . . . . . .             -      69,504
   Net proceeds from issuance of debt   . . . . . . . . . . . . . . . . . . . .         7,069      94,383
   Repayments on long-term debt and capital lease obligations   . . . . . . . .        (5,670)   (197,516)
   Notes receivable from stockholders   . . . . . . . . . . . . . . . . . . . .             -     (18,889)
                                                                                      -------    --------
            Net cash provided by (used in) financing activities . . . . . . . .         7,056     (80,141)
                                                                                      -------    --------
Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .         2,574      15,987
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .         3,617       4,160
                                                                                      -------    --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .       $ 6,191    $ 20,147
                                                                                      =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION:

         Wyndham Hotel Corporation ("WHC") was incorporated and formed in February 1996. In May 1996, WHC implemented substantially all of its formation and financing plan. The accompanying consolidated financial statements of WHC at September 30, 1996 and for the period since WHC's implementation of its formation and financing plan in May 1996 and through September 30, 1996 include the accounts of WHC and its wholly owned subsidiaries resulting from the formation (collectively, the "Company"). Financial statements at December 31, 1995 and for the periods prior to the formation included the combined accounts of WHC and its majority owned entities. All significant intercompany balances and transactions have been eliminated.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at September 30, 1996 have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the prospectus of the Company (the "Prospectus") dated May 20, 1996, as filed with the Securities and Exchange Commission.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  INITIAL PUBLIC OFFERINGS ("OFFERINGS") AND REVOLVING CREDIT FACILITY:

         In May 1996, the Company implemented a financing plan. As a part of the financing plan, the Company offered 4,197,500 shares of its common stock for public trading on the New York Stock Exchange and concurrently issued $100.0 million of subordinated notes (the "Notes".) The Company also entered into a new $100.0 million revolving credit facility (the "Revolving Credit Facility") with a financial institution. For more information regarding the Company's financing plan, reference is made to the Prospectus.

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

         In July 1996, the Company, in separate transactions, acquired a 181 room hotel in Kansas and a 254 room hotel in Dallas, Texas for a total purchase price of $13.7 million. These acquisitions were funded with a portion of the net cash proceeds from the initial public offerings and were accounted for using the purchase method.

         On August 30, 1996, the Company acquired a 287 room hotel, the Bristol Place hotel in Toronto, Canada, (the "Bristol Hotel".) The total investment approximated $19.9 million with a purchase price of $17.4 million and renovation and other cost of $2.5 million. The acquisition was paid in cash and the renovation will be completed in April 1997. The cash payments were funded with a portion of the net proceeds from the initial public offerings. The acquisition was accounted for using the purchase method. For financial statements of Bristol Hotel and pro forma financial information of the Company, see "Item 5. Other Information."

4.  EARNINGS PER SHARE:

         The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation, " effective January 1, 1996. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employee". The Company has elected to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share in its annual report on Form 10-K for the year ending December 31, 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

         Earnings per share for the quarter and nine months ended September 30, 1996 are computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

         Earnings per share data for the quarter and nine months ended September 30, 1995 relates to periods prior to the Company's formation and therefore is not presented.

5.  FEDERAL INCOME TAXES:

         Since the Company's formation in May 1996, federal income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. In accordance with SFAS 109, the Company has recorded a net income tax benefit of $10.7 million since its formation.

6.  COMMITMENTS AND CONTINGENCIES:

         Litigation has been initiated against the Company pertaining to the right to use the Wyndham name for hotel service in the New York metropolitan area. On January 29, 1996, a temporary restraining order was issued by the Supreme Court of the State of New York which, pending the outcome of a trial, prevents the Company from using the Wyndham name in the New York area. An adverse decision in the litigation could prevent the Company from operating Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a 50 mile radius of a hotel in Manhattan operated under the "Wyndham" name. It is management's opinion, based on legal counsel, that the range of losses resulting from the ultimate resolution of the aforementioned claim cannot be determined. The cost of $886,000 at September 30, 1996 for defending the trademark has been capitalized and is being amortized over 17 years, pending the ultimate resolution. An adverse decision may result in the immediate write-off of those capitalized costs.

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

         Pursuant to the terms of the management agreements of two affiliate-owned hotels under construction, the Company has undertaken certain commitments to provide furniture, fixtures and equipment for each hotel at a fixed price totaling $8.1 million. The Company has guaranteed to fund up to $230,000 in working capital per year for three years after one of the hotels is opened in the event that the hotel generates inadequate cash flow and the Company has guaranteed $875,000 in indebtedness. Pursuant to the terms of an interim management agreement for a resort hotel property, the Company has undertaken, subject to certain contingencies, certain commitments to provide approximately $1.3 million, approximately $750,000 of which shall be used for preopening expenses and the purchase of furniture, fixtures and equipment and the remainder of which shall be used to fund working capital for the hotel.

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

         The Company is subject to environmental regulations related to the ownership, management, development and acquisition of real estate (hotels). The cost of complying with the environmental regulations was not material to the Company's consolidated statements of income for the year ended December 31, 1995 and the nine months ended September 30, 1996. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on the Company's financial statements.

7.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES:

         In connection with the issuance of the $100 million subordinated notes ("Notes"), all of the Company's direct and indirect subsidiaries, with the exception of a number of subsidiaries (which subsidiaries are individually and collectively inconsequential), are fully and unconditionally guaranteeing the Company's obligations under the Notes on a joint and several basis (the "Guarantor Subsidiaries"). Accordingly, the condensed consolidated financial information set forth below summarizes financial information for all of the Guarantor Subsidiaries on a consolidated basis. Separate complete financial statements and other disclosure for the Guarantor Subsidiaries have not been presented because management does not believe that such information is material to investors. The condensed consolidated financial information of the Guarantor Subsidiaries as of December 31, 1995 and September 30, 1996, and for the quarter and nine months ended September 30, 1995 and 1996 are presented as follows:

                             GUARANTOR SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                          DECEMBER 31,    SEPTEMBER 30,
                                                                             1995             1996
                                                                          ------------    -------------
                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .       $  3,708        $   5,039
  Cash, restricted . . . . . . . . . . . . . . . . . . . . . . . . .          2,595              857
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . .         13,732           21,500
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,606            2,714
                                                                           --------        ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . .         21,641           30,110
Investment in an affiliate's hotel partnership . . . . . . . . . . .          2,597                -
Notes and other receivables from affiliates  . . . . . . . . . . . .          7,674            7,685
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . .          2,450              726
Property and equipment, net  . . . . . . . . . . . . . . . . . . . .         47,321           59,041
Management contract costs, net . . . . . . . . . . . . . . . . . . .          7,579            7,073
Security deposits  . . . . . . . . . . . . . . . . . . . . . . . . .              -           14,398
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,068            3,314
                                                                           --------        ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . .       $ 90,330        $ 122,347
                                                                           ========        =========

          LIABILITIES AND PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities . . . . . . . . . . . . .       $  6,600        $  16,371
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,914            1,147
  Current portion of long-term debt and capital lease obligation . .          3,428              499
  Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . .          1,454           39,792
                                                                           --------        ---------
      Total current liabilities  . . . . . . . . . . . . . . . . . .         13,396           57,809
                                                                           --------        ---------

Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . .          2,627                -
Payable to minority interest . . . . . . . . . . . . . . . . . . . .            218                -
Long-term debt and capital lease obligation  . . . . . . . . . . . .         40,659           30,083
                                                                           --------        ---------
                                                                             43,504           30,083
                                                                           --------        ---------
Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . .          7,379                -
                                                                           --------        ---------
Partners' capital and stockholders' equity:
  Receivable from affiliates . . . . . . . . . . . . . . . . . . . .         (1,927)          (1,352)
  Partners' capital  . . . . . . . . . . . . . . . . . . . . . . . .         27,978                -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .              -           31,071
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .              -            4,736
                                                                           --------        ---------
      Total partners' capital and stockholders' equity . . . . . . .         26,051           34,455
                                                                           --------        ---------
            Total liabilities and equity  . . . . . .                      $ 90,330        $ 122,347
                                                                           ========        =========


         See note to the condensed consolidated financial information.

                             GUARANTOR SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                                QUARTER ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30              SEPTEMBER 30
                                                              -----------------         -----------------
                                                               1995       1996           1995       1996
                                                              ------     ------         ------     ------
                                                                              (UNAUDITED)
         Revenues . . . . . . . . . . . . . . . . . .         $16,369    $ 33,422      $ 48,344   $ 82,280
                                                              -------    --------      --------   --------
         Operating costs and expenses . . . . . . . .          13,328      25,438        37,008     60,778
         Depreciation and amortization  . . . . . . .           1,029       1,180         2,793      3,352
         Other  . . . . . . . . . . . . . . . . . . .              48          76            34        520
                                                              -------    --------      --------   --------
             Total operating costs and expenses . . .          14,405      26,694        39,835     64,650
                                                              -------    --------      --------   --------
         Operating income . . . . . . . . . . . . . .           1,964       6,728         8,509     17,630
         Interest expense, net  . . . . . . . . . . .          (1,039)       (338)       (3,033)    (2,128)
         Equity in earnings of affiliate's hotel partnership      380           -         1,395        870
         Foreign currency gain  . . . . . . . . . . .             139           -           253         -
                                                              -------    --------      --------   --------
         Income before minority interests . . . . . .           1,444       6,390         7,124     16,372
         Income attributable to minority interests  .              61           -           607        571
                                                              -------    --------      --------   --------
         Income before income taxes and
             extraordinary item . . . . . . . . . . .           1,383       6,390         6,517     15,801
         Income taxes . . . . . . . . . . . . . . . .               -       2,524             -      3,325
                                                              -------    --------      --------   --------
         Income before extraordinary items  . . . . .           1,383       3,866         6,517     12,476
         Extraordinary item (less applicable tax benefits)          -           -             -     (1,028)
                                                              -------    --------      --------   --------
             Net income . . . . . . . . . . . . . . .         $ 1,383    $  3,866      $  6,517   $ 11,448
                                                              =======    ========      ========   ========

          See note to the condensed consolidated financial information

                             GUARANTOR SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                  ---------------------
                                                                                    1995          1996
                                                                                  -------       -------
                                                                                       (UNAUDITED)

Net cash provided by operating activities                                         $  5,634    $   2,322
                                                                                  --------    ---------
Cash flows from investing activities:
  Purchase of property and equipment   . . . . . . . . . . . . . . . . . .          (2,277)      (3,581)
  Sale of property and equipment   . . . . . . . . . . . . . . . . . . . .               -      133,778
  Investments in management contracts  . . . . . . . . . . . . . . . . . .          (3,478)        (575)
  Notes and other receivable from affiliates   . . . . . . . . . . . . . .          (2,184)         (11)
  Payment for purchase of hotels, net of cash acquired   . . . . . . . . .               -       (2,520)
  Acquisition of minority interest   . . . . . . . . . . . . . . . . . . .               -       (5,479)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,546)       1,674
                                                                                  --------    ---------
     Net cash provided by (used in) investing activities  . . . . . . . . . .       (9,485)     123,286
                                                                                  --------    ---------
Cash flows from financing activities:
  Partners' contributed capital  . . . . . . . . . . . . . . . . . . . . .          11,135       26,502
  Partners' capital distributions  . . . . . . . . . . . . . . . . . . . .          (7,888)     (42,572)
  Decrease (increase) in receivables from affiliates   . . . . . . . . . .             (73)       5,327
  Increase (decrease in payable to affiliates  . . . . . . . . . . . . . .             (55)      32,379
  Increase (decrease) in payable to minority interest  . . . . . . . . . .              11         (218)
  Proceeds from issuance of debt   . . . . . . . . . . . . . . . . . . . .           7,100        2,500
  Repayment of long-term debt and capital lease obligations  . . . . . . .          (3,416)    (148,195)
                                                                                  --------    ---------
     Net cash provided by (used in) financing activities  . . . . . . . .            6,814     (124,277)
                                                                                  --------    ---------
Increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . .           2,963        1,331
Cash and cash equivalents at beginning of period   . . . . . . . . . . . .           2,469        3,708
                                                                                  --------    ---------
Cash and cash equivalents at end of period   . . . . . . . . . . . . . . .        $  5,432    $   5,039
                                                                                  ========    =========

Note to Condensed Consolidated Financial Information:

(1) The foregoing condensed combined financial information includes GHALP Corporation, Waterfront Management Corporation, WHCMB, Inc., Wyndham Management Corporation, Wyndham Hotels & Resorts (Aruba) N.V., WHC Vinings Corporation, WH Interest, Inc., Wyndham IP Corporation, Rose Hall Associates, L.P., XERXES Limited, WHC Caribbean, Ltd., WHC Development Corporation, Rodehouse Restaurants of Kansas, Inc., WHCMB, Toronto, Inc., WHC Columbus Corporation, Wyndham Hotels & Resorts Management Ltd. and a management subsidiary for a non-branded hotel. They all are wholly-owned subsidiaries of the Company at September 30, 1996.

8. SUBSEQUENT EVENTS

   Subsequent to the quarter ended September 30, 1996, the Company entered into separate letters of intent and made non-refundable earnest money deposits totalling approximately $1.4 million to acquire one hotel property and one minority interest investment in a hotel property.

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

    (3) The Company generates service fee revenues from hotels that it manages or franchises. Service fee revenues include fees derived from accounting, design, construction and purchasing services, as well as technical assistance provided to managed or franchised portfolio hotels. As a substantial portion of the fees derived from the provision of design, construction and initial purchasing services are generated in connection with hotel construction and renovation activities, the amount of these fees varies depending upon the level of the Company's external activities, including new hotel management contracts and construction projects.

    (4) The Company derives reimbursement revenues from hotels that it manages or franchises. These revenues are intended primarily to match corresponding expenses and serve to reimburse the Company for the expense associated with providing advertising and promotion, sales and marketing, centralized reservations and other services.

    The following sets forth certain operating data with respect to certain hotels owned, operated or franchised by the Company or its subsidiaries:

                                            THREE MONTHS                                NINE MONTHS
                                         ENDED SEPTEMBER 30                         ENDED SEPTEMBER 30
                                         ------------------                         ------------------
COMPARABLE HOTELS(1)                1996        1995       % CHANGE             1996      1995      % CHANGE
                                    ----        ----       --------             ----      ----      --------
    Average Daily Rate             $88.95      $81.76        8.8%              $91.83    $84.76       8.3%
    Occupancy                       72.7%       69.9%        4.0%               72.3%     70.8%       2.1%
    Revenue Per Available Room     $64.68      $57.12       13.2%              $66.37    $60.04      10.5%

    HOTELS OPERATED
    SINCE 1/1/93(2)

    Average Daily Rate             $89.03      $80.98        9.9%              $91.96    $84.18       9.2%
    Occupancy                       70.9%       73.3%       (3.3%)              72.7%     73.6%      (1.2%)
    Revenue Per Available Room     $63.10      $59.38        6.3%(3)           $66.85    $61.94       7.9%(3)

    (1) The comparable hotel statistics reflect the results of the 51 hotels for three months and 56 hotels for nine months that were operated by Wyndham for both reporting periods.

    (2) The Company's prospectus contained on the comparable set of 30 hotels which have been managed by the Company since January 1, 1993.

    (3) Excluding hotels operating in the Caribbean, RevPar increase was 8.8% and 8.6% for the three and nine months periods, respectively.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data expressed as a percentage of total revenues and certain other data for each of the periods presented:



                                                                Quarter Ended         Nine Months Ended
                                                                 September 30            September 30
                                                                -------------         -----------------
                                                                1995     1996         1995         1996
                                                                ----     ----         ----         ----
Revenues:
    Hotel revenues  . . . . . . . . . . . . . . . .             58%       73%          64%          70%
    Management fees   . . . . . . . . . . . . . . .             19        15           18           16
    Services fees   . . . . . . . . . . . . . . . .              5         3            4            3
    Reimbursement revenues  . . . . . . . . . . . .             13         9           12           11
    Other   . . . . . . . . . . . . . . . . . . . .              5         -            2            -
                                                               ---       ---          ---          ---
         Total revenues . . . . . . . . . . . . . .            100       100          100          100
                                                               ---       ---          ---          ---
Operating costs and expenses:
    Hotel expenses  . . . . . . . . . . . . . . . .             42        58           43           51
    Selling, general and administrative expense   .             19        11           15           13
    Equity participation compensation   . . . . . .              4         -            5            3
    Reimbursable expense  . . . . . . . . . . . . .             13         9           12           11
    Depreciation and amortization   . . . . . . . .              7         5            7            5
                                                               ---       ---          ---          ---
         Total operating costs and expenses . . . .             85        83           82           83
                                                               ---       ---          ---          ---
Operating income  . . . . . . . . . . . . . . . . .             15        17           18           17

Interest expense, net . . . . . . . . . . . . . . .            (10)       (6)          (9)          (7)
Equity in earnings of affiliate's hotel partnership              2         -            2            1
Foreign currency gain . . . . . . . . . . . . . . .              1         -            -            -
Amortization of deferred gain . . . . . . . . . . .              -         -            -            1
                                                               ---       ---          ---          ---
Income before minority interests  . . . . . . . . .              8        11           11           12
Income attributable to minority interests . . . . .              -         -            1            1
                                                               ---       ---          ---          ---
    Income before income tax benefit
           and extraordinary item . . . . . . . . .              8%       11%          10%          11%
                                                               ===       ===          ===          ===

1996 Third Quarter Compared to 1995 Third Quarter

    Total revenues increased by 86%, or $19.1 million to $41.4 million in 1996 from $22.3 million in 1995. Total operating expenses increased by 81%, or $15.3 million to $34.3 million in 1996 from $19.0 million in 1995. The increase in total revenues and expenses was attributable principally to the addition of the GHALP Properties resulting from the consummation of the GHALP transaction on May 2, 1996, reflecting the consolidation of the results of the GHALP Properties resulting from a change from an equity investment to a leasehold interest. The GHALP Properties accounted for 79%, or $15.1 million of the increase in total revenues and 90%, or $13.9 million of the increase in total expenses. The increase in total revenues and expenses was also attributable to the increase in the number of hotels in the hotel portfolio.

    Hotel revenues increased by 133%, or $17.4 million, to $30.4 million in 1996 from $13.0 million in 1995. Approximately 87% of the increase, or $15.1 million was due to the GHALP Properties. The balance of the increase was the result of the acquisition of four new hotels. As a percentage of total revenues, hotel revenues increased to 73% in 1996 compared to 58% in 1995, primarily reflecting the effects of consolidating the GHALP Properties.

    The operating results of a company-owned Caribbean resort decreased from the corresponding period in the prior year as a result of the disruption created by several hurricanes this fall. However, this negative impact was offset by the improved operating results of other existing hotels.

    Revenues from management fees increased by 41% or approximately $1.7 million to $6.0 million in 1996 from $4.3 million in 1995. Approximately $910,000 of this increase resulted from new managed hotels added between September 30, 1995 and September 30, 1996. Approximately $1.7 million of the increase was attributable to increased management fees as a result of improved operating results of the existing managed hotels. The increase also reflected management fee revenues of approximately $301,000 as a result of the release and discharge of the Company from its obligation to make payments to an affiliate under an agreement. The increase was offset by approximately $380,000 from the loss of certain management contracts and $837,000 from the elimination of the revenues from GHALP Properties as a result of consolidating the GHALP Properties into the Company.

    Revenues from service fees increased by 19%, or approximately $189,000, to $1.2 million in 1996 from $1.0 million in 1995, due primarily to increased central accounting fees and higher revenues derived from the provision of purchasing services. The increase was partially offset by the elimination of service fees of approximately $182,000 earned from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties.

    Reimbursable revenues increased by 35% or approximately $1.0 million, to $3.9 million in 1996 from $2.9 million in 1995. The increase was due to growth of the hotel portfolio for the 1996 quarter as noted above in comparison to 1995, resulting in increased payments to the Company's Marketing Fund. The increase was partially offset by approximately $449,000, reflecting the elimination of reimbursable revenues from the GHALP Properties as a result of consolidation of the operating results of GHALP Properties.

    Other income decreased by 102%, or approximately $1.1 million, comparing the 1996 quarter with the 1995 quarter. Included in the 1995 quarter was a fee of $1.0 million recognized from the termination of a management contract.

    Hotel expenses increased by 158%, or $14.7 million, to $23.9 million in 1996 from $9.2 million in 1995. The consolidation of results of operations of the GHALP Properties accounted for $13.6 million, or 93%, of the increase. The balance of the increase was the result of the acquisition of four new hotels. As a percentage of total revenues, hotel expenses increased to 58% in 1996 as compared with 42% in 1995, primarily reflecting the effects of consolidating the GHALP Properties.

    The Company did not recognize any equity participation expenses in the 1996 quarter. The primary component of the compensation expense was fixed at the initial public offering price, and therefore is not incurred for periods subsequent to the equity offering. See Prospectus.

    Reimbursable expenses grew by 35%, or $1.0 million, to $3.9 million in 1996 from $2.9 million in 1995. As a percentage of total revenues, reimbursable expenses constituted 9% of total revenues in 1996 compared with 13% in 1995. These increases were primarily due to increased advertising and promotional expense, as well as costs associated with expanding the Company's national sales staff to support both individual business and group sales as a result of growth of the hotel portfolio in 1996 as noted previously in comparison to 1995. Offset to the increase was a decrease of $449,000, reflecting the elimination of reimbursable expenses from the GHALP Properties as a result of the consolidation of the results of the operations of the GHALP Properties.

    Depreciation and amortization expense increased by 33%, or approximately $535,000, to $2.1 million in 1996 from $1.6 million in 1995 due to the net acquisition of property and equipment and the amortization of the acquisition costs of management contracts. Also included in the increase was approximately $331,000 from amortization of deferred debt issuance costs relating to the Notes and the Revolving Credit Facility.

    Interest income increased by approximately $626,000 to $719,000 in 1996 from approximately $93,000 in 1995. The increase was primarily attributable to approximately $428,000 to income earned on unused cash generated from the Offerings and income on notes receivable.

    Interest expense increased by 58%, or $1.2 million, to $3.4 million in 1996 from $2.2 million in 1995, reflecting the additional interest from the Notes, capital leases and bank fees, less the elimination of interest expense from the retired debt and affiliated borrowings.

    Earnings from the Company's equity investment in hotel partnership ceased following the May 2, 1996 consolidation of the results of operations of GHALP Properties.

    Income attributable to minority interest was eliminated as a result of the acquisition of the minority interest as part of the Company's formation. Reference is made to the Prospectus.

    As a result of the changes noted above, income before income tax provision increased by 168% or $2.9 million, to $4.6 million in 1996 from $1.7 million in 1995.

    Income taxes of $1.8 million represent the tax provision for the results of operations for the 1996 quarter. The operations of the entity were not taxable for 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

    Total revenues increased by 56%, or $36.4 million to $101.9 million in 1996 from $65.5 million in 1995. Total operating costs and expenses increased by 58%, or $31.0 million to $84.4 million in 1996 from $53.4 million in 1995.
The increase in total revenues and operating expenses was attributable principally to the addition of the GHALP Properties resulting from the consummation of the GHALP Properties transaction on May 2, 1996 and to an increase in the number of hotels in the hotel portfolio.

    Hotel revenues increased by 71%, or $29.6 million, to $71.3 million in 1996 from $41.7 million in 1995. Approximately 84% of the increase, or $24.8 million was due to the GHALP Properties. The balance of the increase was the result of an increase in hotel room rental revenues and the acquisition of four new hotels.

    Revenues from management fees increased by 39%, or approximately $4.7 million, to $16.5 million in 1996 from $11.9 million in 1995. Approximately $2.5 million of this increase resulted from 20 new managed hotels added between September 30, 1995 and September 30, 1996. Approximately $3.7 million of the increase was attributable to increased management fees as a result of improved operating results of managed hotels. The increase also reflected management fee revenues of approximately $624,000 as a result of the release and discharge of the Company from its obligation to make payments to an affiliate under an agreement. The increase was offset by $876,000 from the loss of certain management contracts and $1.2 million which was attributable to the elimination of management fees earned from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties.

    Revenues from service fees increased by 5%, or approximately $137,000 to $3.0 million in 1996 from $2.8 million in 1995. The increase was primarily due to increased central accounting fees. The increase was offset by approximately $201,000 attributable to the elimination of service fees earned from GHALP Properties, reflecting the consolidation of the results of GHALP Properties.

    Reimbursable revenues increased by 40%, or $3.1 million, to $10.8 million in 1996 from $7.7 million in 1995. The increase was due to growth of the hotel portfolio for 1996 as noted previously in comparison to 1995, resulting in increased payments to the Company's Marketing Fund. The increase was partially offset by approximately $818,000 reflecting the elimination of reimbursable revenues earned from the GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties.

    Other income decreased by 76%, or $1.0 million in 1996. Other income included $1.0 million and approximately $250,000 in fees recognized from termination of management contracts in 1995 and 1996, respectively.

    Hotel expenses increased by 86%, or $24.1 million, to $52.2 million in 1996 from $28.1 million in 1995, reflecting the additional hotel expenses from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties. Approximately 93% of the increase, or $22.5 million, was a result of the consolidation of the GHALP Properties. The increase also reflected an increase in room expenses and food and beverages expenses commensurate with revenue increases. These increases were offset by a $544,000 reduction in hotel expense resulting from the write-off of a reserve for contingent liabilities as a result of the final settlement of contract assignments on one of the Company's hotel properties. As a percentage of hotel revenues, hotel expenses increased to 73% in 1996 from 67% in 1995. The increase in hotel expense percentage was primarily attributable to a $5.7 million lease payment associated with the GHALP Properties. Excluding the GHALP Properties lease payment and the reversal of contingent liabilities, the percentage of hotel expenses to hotel revenues would have been 65%.

    SG&A expenses increased by 27%, or $2.8 million, to $12.9 million in 1996 from $10.1 million in 1995. As a percentage of total revenues, SG&A expenses decreased to 13% in 1996 from 15% in 1995. Of the increase in SG&A expenses, 79% of the increase, or $2.2 million was due to increased wage, contract labor and benefit costs arising from the addition of corporate management and staff personnel related to the general growth of the Company. In addition, 10% of the increase, or approximately $281,000, is due to the establishment of a provision for bad debt expense for management fees on an unaffiliated hotel, and 12% or $321,000 is due to the establishment of a provision for bad debt related to certain receivables. The increase also reflected additional costs of managing and administering a publicly held company.

    Equity participation compensation expenses decreased by 3%, or approximately $75,000, to $2.9 million in 1996 from $3.0 million in 1995. The primary component of the compensation expense, which is that attributable to the senior executive officers, was fixed at the initial public offering price, and the Company will not incur additional expense for such component for periods subsequent to the equity offering. See Prospectus.

    Reimbursable expenses grew by 40%, or $3.1 million, to $10.8 million in 1996 from $7.7 million in 1995. As a percentage of total revenues, reimbursable expenses decreased to 11% in 1996 from 12% in 1995. These increases were primarily due to increased advertising and promotional expense, as well as costs associated with expanding the Company's national sales staff to support both individual business and group sales as a result of growth of the hotel portfolio in 1996 as noted previously in comparison to 1995. Offsetting the increase was a decrease of $818,000 reflecting the elimination of reimbursable expenses from the GHALP Properties as a result of the consolidation of the results of the operations of GHALP Properties.

    Depreciation and amortization expense increased by 23%, or $1.0 million, to $5.6 million in 1996 from $4.6 million in 1995 due to the net acquisition of property and equipment and the amortization of the acquisition costs of management contracts. Also included in the increase was approximately $441,000 from the amortization of deferred debt issuance costs relating to the Notes and the Revolving Credit Facility.

    Interest income increased by $1.3 million to $1.5 million in 1996 from approximately $240,000 in 1995. The increase was primarily attributable to approximately $671,000 income earned on unused cash generated from the Offerings and approximately $557,000 income on notes receivable.

    Interest expense increased by 32%, or approximately $2.1 million, to $8.5 million in 1996 from $6.4 million in 1995, reflecting the additional interest from the Notes, capital leases, less the elimination of interest expense from the retired debt and affiliated borrowings.

    Earnings from the Company's equity investment in hotel partnership ceased following the May 2, 1996 consolidation of the results of operations of the GHALP Properties.

    Income attributable to minority interest was eliminated as a result of the acquisition of the minority interest as part of the Company's formation. Reference is made to the Prospectus.

    As a result of the changes noted above, income before income tax benefit increased by 62%, or $4.3 million, to $11.2 million in 1996 from $6.9 million in 1995.

    Income tax benefit of $10.7 million reflected the effect of recording deferred income taxes arising as a result of incorporation in the amount of $13.0 million, net of $2.3 million for the provision for the results of operations since incorporation.

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

    During the nine months ended September 30, 1996, the Company generated cash from operations of $2.5 million as compared to $8.5 million in the 1995 period. On acquired properties, the Company intends to make renovations of approximately $15.7 million and make improvements of approximately $3.2 million on an existing resort property.

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

    The Company also obtained a $100 million revolving line of credit in May, 1996 (the "Revolving Credit Facility"). The Revolving Credit Facility is a direct obligation of the Company and is fully and unconditionally guaranteed by each of the Company's subsidiaries. Such obligations and guaranties rank senior in right of payment to the Notes and are secured by substantially all of the assets of the Company and subsidiaries. While no amounts had been drawn under the Revolving Credit Facility at September 30, 1996, approximately $43.1 million aggregate principal amount was available for borrowings at such date in accordance with the terms of the Revolving Credit Facility. Availability under the Revolving Credit Facility is subject, among other things, to a borrowing base test calculated with reference to the cash flow from the Company's hotels, hotel properties and management contracts pledged to secure the obligations of the Company under the Revolving Credit Facility, the location of certain of such properties, the terms of such management contracts, the relative contribution to the borrowing base of the different values attributed to such properties and the values attributable to both the properties taken as a whole and the management contracts taken as a whole and other factors. Under the terms of the Revolving Credit Facility, no further borrowings may be made by the Company following the third anniversary of the closing of the Revolving Credit Facility. The Revolving Credit Facility will mature four years from its closing date. Amounts drawn under the Revolving Credit Facility bear interest at a variable rate. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios and certain covenants restricting the activities of the Company.

    The Company assumed $9.7 million in bond indebtedness as part of the acquisition of the Wyndham Vinings Hotel.

    The Company does not intend to declare any cash dividends in the foreseeable future. The Company anticipates that cash provided by operations, the Offerings and the Revolving Credit Facilities discussed above and in the Prospectus will be sufficient to meet anticipated cash requirements in the near future.

                          PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

FINANCIAL STATEMENTS OF ACQUIRED PROPERTY

    On August 30, 1996, the Company acquired a 287 room hotel, the Bristol Hotel, from an unaffiliated party. The audited financial statements of the Bristol Hotel for the year ended December 31, 1995 as required by Rule 3-05 of Regulation S-X are presented as Exhibit 99 to this report.



PRO FORMA FINANCIAL INFORMATION

    The following pro forma financial information are presented in accordance with Regulation S-X to reflect the acquisition of Bristol Hotel as if it had occurred at the beginning of the year (in thousands, expect per share data):

                                                     Historical          Pro Forma       Pro Forma
                                                        Data            Adjustments         Data
                                                     ----------         -----------      ---------
Nine months ended September 30, 1995:
  Total revenues                                      $ 65,501            $ 7,597         $ 73,098
  Net income                                             6,901                 (9)           6,892
  Earnings per share (primary and fully diluted)           N/A                  -              N/A

Nine months ended September 30, 1996:
  Total revenues                                      $101,941            $ 6,533         $108,474
  Income before extraordinary item                      21,560               (267)          21,293
  Net income                                            20,429               (267)          20,162
  Earnings per share (primary and fully diluted)
      Income before extraordinary items                   1.08               (.01)            1.07
      Net Income                                          1.02               (.01)            1.01

NEW MANAGEMENT CONTRACT

    On August 26, 1996, a subsidiary of the Company entered into a master management assistance agreement (the "Agreement) with Homegate Hospitality, Inc., a newly formed public company, to be the exclusive provider of hotel management, purchasing, marketing and technical services for extended-stay hotel properties. The hotel properties are operated under the name Homegate Studios and Suites and are targeted principally at business travellers and professionals on temporary work assignments who typically spend a week or more in one location. The Agreement provides for the Company to manage up to sixty extended-stay properties pursuant to separate 10 year management contracts. The Agreement terminates upon the earlier of the signing of a management contract for the sixtieth hotel or December 31, 1998. For the term of the Agreement, the Company has agreed, subject to certain exceptions, not to own, operate or manage competing extended-stay hotel properties. As of September 30, 1996, the Company managed six Homegate Studios & Suites Hotels.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit
         Number

         (10.1) Management contract between Homegate Hospitality, Inc. and
                Wyndham Hotel Corporation, dated August 26, 1996.

         (11)   Computation of Earnings Per Share.

         (27)   Financial Data Schedule.

         (99)  Audited Financial Statements of Acquired Property.

    (b)  Reports on Form 8-K:

              Form 8-K dated September 16, 1996 reporting WHC's acquisition of a hotel property in Toronto, Canada on August 30, 1996. No financial statements were included. However, the financial statements of the acquired property and proforma financial information of WHC required in accordance with Regulation S-X are included in "Part II Item 5. Other Information" and Exhibit 99 of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WYNDHAM HOTEL CORPORATION
                                      -------------------------
                                            (Registrant)


Date:  November 13, 1996              By:        /S/ JAMES D. CARREKER
                                         --------------------------------------
                                                   James D. Carreker
                                          President and Chief Executive Officer

Date:  November 13, 1996              By:         /S/ ANNE L. RAYMOND
                                         --------------------------------------
                                                    Anne L. Raymond
                                         Chief Financial Officer, Executive
                                         Vice President and Director (principal
                                         Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number

10.1 Management contract between Homegate Hospitality, Inc. and Wyndham Hotel Corporation, dated August 26, 1996.

11         Computation of Earnings Per Share.

27         Financial Date Schedule.

99         Audited Financial Statements of Acquired Property.