Form 10-K
period 1996-12-31
WYNDHAM HOTEL CORP
filed 1997-03-27
CIK 1010471

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)

[X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the transition period from to

                         Commission file number 1-11723

                           WYNDHAM HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                                     75-263-6072
         (State or other jurisdiction of                                                      (I.R.S. Employer
         incorporation or organization)                                                       Identification No.)

         2001 BRYAN STREET, SUITE 2300, DALLAS, TEXAS                                         75201
         (Address of principal executive offices)                                             (Zip Code)

       Registrant's telephone number, including area code: (214) 863-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 24, 1997 of the Registrant's voting securities held by non-affiliates was $122,092,000.

At March 24, 1997, the Registrant had outstanding 20,018,299 shares of its Common Stock, par value $.01 per share.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

         On May 24, 1996, immediately prior to the consummation of the initial public offering of the Common Stock of Wyndham Hotel Corporation ("Wyndham" or the "Company"), the Company succeeded to the hotel management and related businesses of Wyndham Hotel Company Ltd. ("Old Wyndham"), ownership of 6 Wyndham brand hotels and leasehold interests relating to 12 additional Wyndham brand hotels. Concurrent with the Company's initial public offering and as part of its financing plan, the Company issued $100,000,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). Unless the context otherwise requires, the term "Company" or "Wyndham" when used in this Prospectus refers to Wyndham Hotel Corporation and its consolidated subsidiaries, and for the periods prior to May 24, 1996, includes the operations of Old Wyndham and the Company's other predecessors. Unless otherwise indicated, the financial and operating data contained herein are as of December 31, 1996.

GENERAL

         Wyndham Hotel Corporation is a national hotel company operating upscale hotels primarily under the Wyndham brand name. Wyndham hotels are located in 25 states, the District of Columbia, Ontario, Canada and on 5 Caribbean islands. Wyndham hotels compete with national hotel chains such as Marriott, Hyatt and Hilton. The Company offers three distinct full service hotel products under the Wyndham brand designed to serve its core upscale customers in urban, suburban and select resort markets. The Company also manages extended-stay hotels, which following planned renovations, will be operated under the Homegate Studios & Suites brand name. At December 31, 1996, the Company's hotel portfolio consisted of 80 hotels operated by the Company and 2 franchised hotels (the "Portfolio"). The Company's Portfolio includes 75 upscale hotel properties and 7 extended-stay hotel properties.

PORTFOLIO ADDITIONS

         In 1996, the Company added 23 hotel properties, which, net of hotel losses, increased the Company's Portfolio of hotels to 82 compared to 66 in 1995. The Company expanded its core products, Wyndham Hotels, Wyndham Garden Hotels and Wyndham Resorts by adding five new Wyndham Hotels, seven Wyndham Garden Hotels and three Wyndham Resorts. The Company also added one non-branded property to its Portfolio. (During 1996, the Company lost three Wyndham Hotels, two Wyndham Resorts and two non-branded properties, resulting in a total Portfolio of 82 hotels.)

         In 1996, the Company also entered into an exclusive management contract with Homegate Hospitality, Inc. ("Homegate") to manage Homegate's extended stay hotels. Under the management agreement, the Company has the exclusive right to manage up to 60 Homegate Studios & Suites developed prior to December 1998. The Company added seven extended-stay hotels to its Portfolio in 1996. See "-- Operating Strategy -- Addition of Extended-Stay Management Contracts" and "-- Management Contracts -- Extended-Stay Hotels."

         In January 1997, Hospitality Properties Trust, a publicly traded real estate investment trust, purchased the Doubletree Hotel in Salt Lake City from City Hotels, S.A., a Belgian real estate Company, for $44 million. Hospitality Properties Trust leased the property back to a subsidiary of the Company pursuant to a lease with an initial term ending December 31, 2012 plus renewals for 48 additional years that the Company may elect to exercise. The 381 room hotel opened as a Wyndham Hotel in January 1997.

         In addition to the Wyndham Hotel in Salt Lake City, between December 31, 1996 and March 21, 1997, the Company added a franchised Wyndham Hotel, two franchised Wyndham Garden Hotels, a managed Wyndham Garden Hotel and a managed non-branded hotel.

OPERATING STRATEGY

         The Company's goal is to continue the expansion of Wyndham Hotels, Wyndham Garden Hotels and Wyndham Resorts in order to become one of the largest brand hotel companies operating in North America while continuing to maintain the quality of the Wyndham brand. In addition, the Company expects to increase the number of management contracts for extended-stay hotel properties operated under the Homegate Studios & Suites brand name. To achieve these goals, the Company has developed an operating strategy designed to achieve high levels of satisfaction and loyalty from both hotel guests and owners of managed hotels. The Company believes that the successful implementation of this strategy will facilitate the expansion of its Portfolio of owned, leased, managed and franchised hotels. The principal elements of the Company's strategy are as follows:

         Capitalize on Strong Brand Image. Wyndham has focused on developing a brand name that is nationally recognized as being synonymous with quality, full service lodging in the upscale hotel market. Because Wyndham has operating control over more than 98% of the hotels operated under the Wyndham brand name, it is able to consistently deliver quality hotel products and services throughout its hotel system and support the marketing programs necessary to maintain the quality associated with the Wyndham name. By developing the Wyndham brand through upscale hotel products, the Company is able to focus on earning the loyalty of its core upscale customers: individual business travelers, business groups and other group customers, and leisure travelers. According to written guest surveys conducted by Wyndham at its hotels during 1996, 91% of Wyndham guests surveyed rated the overall quality of Wyndham hotel products and services good or excellent, and 94% of the guests surveyed indicated that they would return to that Wyndham hotel on their next trip to the same city. The Company believes that hotel owners and investors have come to associate the Wyndham brand name with cost efficient operations and the delivery of exceptional value to hotel properties. The Company also believes that growing national recognition of the Wyndham brand, together with the quality and efficiency of its hotel operations, has facilitated the Company's historical growth and will enhance its ability to realize its future growth objectives.

         Multiple Upscale Hotel Products. Wyndham offers three distinct full service hotel products under a single brand name that are tailored to urban, suburban and select resort markets, the primary markets that serve its core upscale customers.

         o Wyndham Hotels. In urban markets, the Company operates or franchises 21 large upscale Wyndham Hotels, which contain an average of approximately 400 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space, and a full range of guest services and amenities. Wyndham Hotels are targeted principally at business groups and other group customers, as well as individual business travelers.

         o Wyndham Garden Hotels. In suburban markets, Wyndham operates 40 mid-size Wyndham Garden Hotels, which were created by the Company to cater to individual business travelers and small business groups. (As of December 31, 1996, the Company operated four additional hotels under brand names other than the Wyndham brand, which were in the process of being converted into Wyndham Garden Hotels.) With guest services, hotel finishings and landscaping comparable to Wyndham Hotels, Wyndham Garden Hotels are designed to provide a guest experience similar to that enjoyed at Wyndham Hotels, but at a price that is competitive in suburban markets. The Company locates Wyndham Garden Hotels primarily near suburban business centers and airports and, where possible, seeks to cluster these hotels in a "hub-and-spoke" distribution pattern around one or more Wyndham Hotels in order to achieve operating and marketing efficiencies and enhance local name recognition. Wyndham Garden Hotels are mid-size full service upscale hotels containing between approximately 150 and 225 hotel rooms that offer a package of services and amenities focused on the needs of the business traveler, including generally between 1,500 and 5,000 square feet of meeting space, restaurants that serve three meals a day, exercise rooms, and laundry and room service.

         o Wyndham Resorts. Wyndham's Portfolio also includes seven Wyndham Resorts that are full service destination resorts targeted at upscale leisure and incentive travelers and are located both domestically and on five Caribbean islands. Through Wyndham Resorts, the Company is able to offer guest rewards and other cross-promotional benefits to its domestic customers, thus improving Wyndham's competitiveness and brand loyalty.

         The Company believes that its strategy of offering multiple hotel products under a single brand name enables it to achieve, through efficient hotel distribution, strong penetration of the primary markets that serve its core upscale customers. The Company also believes that this strategy enables it to compete effectively for expansion opportunities covering a wide variety of upscale hotel properties, thereby providing a competitive advantage over hotel companies with fewer products. The Company expects to continue evaluating opportunities for new hotel products that it may offer under the Wyndham brand. See "-- Growth Strategy -- II. Additional Growth Opportunities -- New Lodging Products."

         Extended-Stay Hotel Product. The Company manages seven extended stay hotel properties, which following planned renovations, will be operated under the Homegate Studios & Suites brand name. These hotels are located in Texas and are targeted at business travelers, professionals on temporary work assignments, persons between domestic situations and persons relocating or purchasing a home, who often desire accommodations for an extended duration. These midprice hotels contain approximately 125 rooms each and feature a fully equipped kitchen, upscale residential-quality finishes and accessories, and separation between cooking, living and sleeping areas. The Company believes that the extended-stay hotel program will provide an opportunity to generate revenues by extending its management expertise and operating programs into a new segment of the lodging industry without requiring significant investment of the Company's capital.

         Operating and Financial Performance. The Company seeks to maximize revenues through its comprehensive marketing strategy and the delivery of high quality accommodations and hotel services that result in satisfied, loyal hotel guests. The Company believes that its experience as a hotel owner makes it a better hotel manager by keeping it focused on controlling each element of operating expenses, which is essential for achieving attractive returns for both the Company's hotels and managed hotels. In addition, through yield management of its room inventory, the Company seeks to maximize REVPAR during periods of high occupancy by giving first priority for available rooms to guests that will pay the full amount of the applicable room rate.

         The Company has a proven track record of achieving strong operating and financial results. During 1996, average occupancy rates, ADR and REVPAR for upscale Portfolio hotels were 69%, $92.73 and $64.21, respectively, compared with an average during this period of 68%, $89.29 and $60.68, respectively, in the upscale full service segment of the lodging industry. During 1996 REVPAR for upscale Portfolio hotels outperformed the upscale full service segment of the lodging industry by 6%.

         All statistics set forth herein relating to the lodging industry (other than Wyndham statistics) are from, or have been derived from, information published or provided by Smith Travel Research, an industry research organization.

         The following table compares certain historical operating and financial data of the Company's Comparable Hotels with the upscale full service segment of the lodging industry.

                                                                                 Upscale
                                                                               Full Service
                                                                                 Segment
                                                                                  of the
                                              Comparable        Percentage         Lodging         Percentage
                                               Hotels(1)         Increase        Industry(2)        Increase
                                               ---------         --------        -----------        --------
 Occupancy percentage:(3)
          1995 . . . . . . . . . . . .                69%            N/A                 68%            N/A
          1996 . . . . . . . . . . . .                71%             3%                 68%             4%
 ADR:(4)
          1995 . . . . . . . . . . . .             $84.99            N/A               84.04            N/A
          1996 . . . . . . . . . . . .             $91.73             8%               89.29             6%
 REVPAR:(5)
          1995 . . . . . . . . . . . .             $58.42            N/A               56.91            N/A
          1996 . . . . . . . . . . . .             $64.87            11%               60.68             6%
 Gross operating profit margin:(6)
          1995 . . . . . . . . . . . .                31%            N/A                 33%            N/A
          1996 . . . . . . . . . . . .                33%                                  *
 Food and beverage margin:(7)
          1995 . . . . . . . . . . . .                26%            N/A                 20%            N/A
          1996 . . . . . . . . . . . .                27%                                  *

-----------------------

* 1996 lodging industry statistics are not available for gross operating profit margin and food and beverage margin.

(1) Comparable Hotels consist of hotels that were in the Portfolio for one full common fiscal quarter in the indicated and prior fiscal year. In instances in which a hotel was not open throughout both of the years being compared, the data relating to that hotel is included only for the full common fiscal quarter(s) that it was open in both years. Occupancy, ADR and REVPAR of Comparable Hotels that were open for at least one full common fiscal quarter in both 1994 and 1995 increased 4%, 5% and 9%, respectively, in 1995 over 1994.

(2) Operating data for the upscale full service segment of the lodging industry have been derived from the Smith Travel Research STAR database. Margin data have been derived from the Smith Travel Research HOST database.

(3) Occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.

(4) ADR represents total room revenues divided by the total number of rooms occupied.

(5) REVPAR represents total room revenues divided by total available rooms.

(6) Gross operating profit margin represents gross operating profit as a percentage of total revenues. "Gross operating profit" represents gross revenues less department expenses and undistributed operating expenses. Gross operating profit margins are included herein because management uses them as a measurement of hotel operating performance and because management believes that these items are useful in making industry comparisons.

(7) Food and beverage margin represents food and beverage operating profit as a percentage of food and beverage revenues.

         The following table presents as of December 31, 1996 certain comparative information with respect to the Company's Portfolio of hotels:

                                                      Wyndham                   Management     Extended-
                                         Wyndham      Garden       Wyndham        Service        Stay       Total
                                         Hotels      Hotels(1)     Resorts         Hotels        Hotels     Hotels
                                        ---------   ----------    ---------      ----------     -------     ------
 Total number of properties(2)                 21           44            7               3            7        82
 Total number of rooms(2)                   8,181        7,986        2,263           1,056          900    20,386
 Average number of rooms per
  hotel(2)                                    390          182          323             352          129       249
 Percentage of hotels to total(2)             26%          54%           8%              4%           8%      100%
 Percentage of rooms to total(2)              40%          39%          11%              5%           5%      100%
 Percentage of 1996 Portfolio hotel
 revenues to total                            52%          31%          10%              7%            *      100%
 1996 Occupancy percentage(3)(4)              70%          70%          58%             78%          (6)       69%
 1996 ADR(3)(5)                            $98.92       $79.41      $110.17         $119.65          (6)    $92.73
 1996 REVPAR(3)(6)                         $69.40       $55.56      $ 63.82         $ 93.01          (6)    $64.21


----------------------------
         *Less than 1%

(1) Wyndham Garden Hotel data includes four hotels operated by the Company as of December 31, 1996 under a brand other than the Wyndham brand name that were in the process of being converted to Wyndham Garden Hotels.

(2)      As of December, 31 1996.

(3) Operating data reflects results for all hotels (excluding extended-stay hotels) owned, leased, managed or franchised by the Company for all or a portion of 1996.

(4) Occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.

(4) ADR represents total room revenues divided by the total number of rooms occupied.

(5) REVPAR represents total room revenues divided by total available rooms.

(6) Operating data has not been provided because these hotels were open for only a portion of 1996, during which they were under renovation, and are currently being converted to Homegate Studios & Suites.

         The following table presents certain historical operating data for the 30 Wyndham Brand hotels that have been operated by the Company since January 1, 1993:

                                                                                                 Upscale
                                                                                               Full Service
                                                                              30-Hotel            Segment
                                                                             Comparative           of the
                                                                               Set(1)         Lodging Industry(2)
                                                                               ------         -------------------
 Occupancy percentage:(3)
          1993 . . . . . . . . . . . . . . . . . . . . . . . .                    67%                         66%
          1994 . . . . . . . . . . . . . . . . . . . . . . . .                    70%                         68%
          1995 . . . . . . . . . . . . . . . . . . . . . . . .                    72%                         68%
          1996   . . . . . . . . . . . . . . . . . . . . . . .                    71%                         68%
 ADR:(4)
          1993 . . . . . . . . . . . . . . . . . . . . . . . .                 $76.39                      $76.67
          1994 . . . . . . . . . . . . . . . . . . . . . . . .                  80.16                       80.09
          1995 . . . . . . . . . . . . . . . . . . . . . . . .                  84.38                       80.04
          1996 . . . . . . . . . . . . . . . . . . . . . . . .                  91.73                       89.29
 REVPAR:(5)
          1993 . . . . . . . . . . . . . . . . . . . . . . . .                 $51.31                      $50.91
          1994 . . . . . . . . . . . . . . . . . . . . . . . .                  56.09                       54.20
          1995 . . . . . . . . . . . . . . . . . . . . . . . .                  60.99                       56.91
          1996 . . . . . . . . . . . . . . . . . . . . . . . .                  65.47                       60.68
 Gross operating profit margin:(6)
          1993 . . . . . . . . . . . . . . . . . . . . . . . .                    32%                         30%
          1994 . . . . . . . . . . . . . . . . . . . . . . . .                    34%                         31%
          1995 . . . . . . . . . . . . . . . . . . . . . . . .                    36%                         33%
          1996 . . . . . . . . . . . . . . . . . . . . . . . .                    37%                           *
 Food and beverage margin:(7)
          1993 . . . . . . . . . . . . . . . . . . . . . . . .                    29%                         17%
          1994 . . . . . . . . . . . . . . . . . . . . . . . .                    31%                         18%
          1995 . . . . . . . . . . . . . . . . . . . . . . . .                    31%                         20%
          1996 . . . . . . . . . . . . . . . . . . . . . . . .                    30%                           *
 Gross operating profit per available room:(8)
          1993 . . . . . . . . . . . . . . . . . . . . . . . .                $ 9,612                     $ 8,397
          1994 . . . . . . . . . . . . . . . . . . . . . . . .                 11,417                       9,364
          1995 . . . . . . . . . . . . . . . . . . . . . . . .                 12,550                      10,470
          1996 . . . . . . . . . . . . . . . . . . . . . . . .                 13,775                           *

----------------------------

         *1996 lodging industry statistics are not available for gross operating profit margin, food and beverage margin and gross operating profit per available room.

(1) Consists of the 30 Wyndham brand hotels that have been operated by the Company since January 1, 1993. In future public disclosure materials, the Company will no longer report the operating data for the above 30-Hotel Comparative Set. Based on industry convention, the Company intends to report in the future comparative operating and financial data for all hotels operated by the Company for at least one full common fiscal quarter in the comparative periods.

(2) Operating data for the upscale full service segment of the lodging industry have been derived from the Smith Travel Research STAR database. Margin data have been derived from the Smith Travel Research HOST database.

(3) Occupancy percentage represents total rooms occupied divided by total available rooms. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.

(4) ADR represents total room revenues divided by the total number of rooms occupied.

(5) REVPAR represents total room revenues divided by total available rooms.

(6) Gross operating profit margin represents gross operating profit as a percentage of total revenues. "Gross operating profit" represents gross revenues less department expenses and undistributed operating expenses. Gross operating profit margins are included herein because management uses them as a measurement of hotel operating performance and because management believes that these items are useful in making industry comparisons.

(7) Food and beverage margin represents food and beverage operating profit as a percentage of food and beverage revenues.

(8) Gross operating profit per available room represents gross operating profit divided by total available rooms for the period.

         Fully Integrated, Full Service Hospitality Company. The Company owns, manages, leases and franchises hotels under the Wyndham brand name. In addition, the Company is experienced in all aspects of hotel operations, including purchasing, accounting and asset and risk management, as well as hotel construction and design. The Company believes that operating as a fully integrated, full service hospitality company enhances its performance by enabling it to provide a full range of hotel services in an efficient, cost-effective manner. In addition, the breadth of the Company's experience enables it to compete effectively for multiple opportunities in the hospitality industry. The Company also believes that the Wyndham brand name provides it with a competitive advantage in its management business over companies without their own brand because hotel owners might otherwise be required to pay a third party franchise fee in addition to a management fee, which generally results in a higher fee than Wyndham's overall fee structure.

         Experienced, High Quality Management Personnel. The Company believes that it has highly qualified, experienced executives in its senior management positions. The Company's Senior Executive Officers have worked together to successfully develop, operate and manage hotel properties in various phases of the industry cycle. The Company was able to attract its executives and senior management personal with a variety of strong incentives, including an equity sharing program. The Company's Senior Executive Officers beneficially own an aggregate of approximately 12.6% of the Company's Common Stock.

         Based upon the Company's commitment to promoting managers from within the system, Wyndham has developed a Managers in Development program that trains over 150 participants each year. Over 70% of the Company's hotel general managers have been promoted from another position within the Company. The Company also provides formal training programs for managers and sales personnel. The Company believes that by establishing uniform productivity standards and skill requirements for its personnel, it is able to measure employee performance effectively and reward high productivity. The Company also believes that the quality and experience of its key executives and hotel personnel are important components of its ability to consistently provide strong financial results to its stockholders and third party hotel owners as well as outstanding service to hotel guests.

         "The Right Way -- The Wyndham Way." The Company's service signature, "The Right Way -- The Wyndham Way," embodies its commitment to designing and implementing the innovative practices and programs required to be a successful hotel operating company. In addition to written guest surveys, Wyndham conducts frequent personal interviews of its guests and employees. Wyndham responds to their comments by shaping its products and services to meet or exceed the needs and expectations of its guests, focusing specifically on the services and amenities that drive the purchase decision or affect the Company's ability to adjust room rates. For example, Wyndham has become well-known for its American Airlines and Avis Rent-A-Car "Triple Upgrade" program and was the first upscale hotel chain to provide free in-room coffee makers in every domestic Wyndham brand hotel room. See "-- Customers and Marketing." The Company emphasizes building the Wyndham brand image by delivering the highest quality guest services, resulting in strong loyalty from its core upscale customers: individual business travelers, business groups and other group customers, and leisure travelers.

GROWTH STRATEGY

         Since the beginning of 1990, the number of hotels in the Company's Portfolio has increased from 25 hotels to 82 hotels. In addition to generating internal growth through the improved performance of existing hotels, the Company has developed a flexible external growth strategy designed to increase the number of hotels in its Portfolio.

I.       PRIMARY GROWTH OPPORTUNITIES

         The near-term focus of the Company's growth strategy is as follows:

         Growth from Existing Hotels. The Company expects improvements in the financial performance of the existing hotels in its Portfolio to account for a substantial portion of its financial growth in the near future. The Company believes that the primary factors contributing to internal growth include (i) revenue increases resulting from continuing improvements in the upscale segment of the lodging industry and continuing maturation of 38 hotels added since the beginning of 1995 (including 14 Wyndham Garden Hotels and four additional hotels under renovation as of December 31, 1996 that were in the process of being converted to the Wyndham Garden brand), and (ii) improved operating margins resulting from operating leverage and Wyndham's continued emphasis on controlling operating expenses. For example, the Company anticipates that management incentive fees, which escalate with increased operating performance at the Company's managed hotels, will contribute to internal growth. During 1996 (on a pro forma basis assuming the formation of the Company occurred on January 1, 1996), the Company earned incentive fees on 32% of its managed properties, and 25% of the Company's management fee revenues were derived from incentive fees. The Company's internal growth strategy has produced Comparable Hotel total revenue increases of 5.4% and 10.2% in both 1995 and 1996, and has produced an increase in Comparable Hotel gross operating profit margins from 31% in 1995 to 33% in 1996. In addition, food and beverage and beverage profit margins rose from 26% in 1995 to 27% in 1996. The Company believes that its ability to achieve both internal and external growth will help attract third party debt and equity capital to help fund the growth of the Company's Portfolio.

         Wyndham Garden Hotel Redevelopment and Conversion Program. The Company believes that the continued growth of its Wyndham Garden Hotel product will provide significant opportunities for increasing the number of Wyndham brand hotels in its Portfolio. Since the beginning of 1990, the Company has added 34 Wyndham Garden Hotels to its Portfolio, 3 of which were developed through new construction and 31 of which were existing hotels converted to the Wyndham brand. In addition, as of December 31, 1996, the Company operated four hotels under brands other than the Wyndham brand that were in the process of being converted into Wyndham Garden Hotels. In 1994, the Company accelerated the expansion of Wyndham Garden Hotels through an investment program developed in conjunction with Bedrock Partners L.P. (together with certain affiliates thereof, "Bedrock"). Together with certain lenders and an institutional investor organized by the by Hampstead Group L.L.C. ("Hampstead"), which owns 11.4% of the Company's outstanding Common Stock, Bedrock organized a development fund (the "Investment Program") for projects approved by the Company and Bedrock for the purpose of acquiring existing hotel properties for redevelopment and conversion to Wyndham Garden Hotels and/or to make related hotel investments. Approximately $196 million of debt and equity capital had been invested pursuant to the Investment Program as of December 31, 1996. Although the commitments of certain of the participants in the Investment Program expire in mid-1997, the Company will be entitled to manage any Investment Program hotel for a term of 15 years. Bedrock is not required to invest a minimum amount of capital through the Investment Program, and Wyndham had not invested in any of the 15 Wyndham Garden Hotels acquired pursuant to the Investment Program as of December 31, 1996. The Company and Bedrock have agreed that the Company will be permitted to manage any hotel containing 250 or fewer rooms that is sourced by Bedrock. See "Risk Factors -- Conflicts of Interest." Bedrock also has provided assistance with the development, design and construction phase of the redevelopment process.

         Because many acquired hotels require extensive redevelopment in connection with their conversion to the Wyndham Garden Hotel brand, the Company has instituted a program to redevelop these properties to a quality level consistent with Wyndham's high standards (the "Redevelopment Program"). For these hotels, the redevelopment process begins by identifying hotel properties in prime suburban business centers and airport locations that can be reconfigured to meet the operating model for Wyndham Garden Hotels. Once the property is acquired, it is typically completely closed to permit extensive exterior renovation (which often consists of a substantially renovated facade) and total renovation of guest room, dining and common areas. Upon completion, the hotel is reopened under the Wyndham Garden Hotel brand and competes in a strong, visible location as if it were a newly constructed property. The Company estimates that redeveloping Wyndham Garden Hotels currently costs about 75% of the cost of new construction and takes substantially less time to open a hotel under the Wyndham brand (an average of approximately nine months from the date of acquisition to the date that the hotel is reopened). The Company has the complete in-house design, development and operating expertise necessary to manage the entire redevelopment process. See "Risk Factors -- Risks Associated with Expansion."

         Wyndham intends to continue the Redevelopment Program with Bedrock and others, through direct investment by the Company, or some combination thereof. The Company has executed a management contract for a Bedrock hotel at Newark Airport in New Jersey, which is currently in the renovation stage and is scheduled to reopen as a Wyndham Garden Hotel by the second quarter of 1997. The Company also has executed two management contracts for non-Bedrock hotels in Atlanta, Georgia. These hotels, which are open but under renovation, are expected to be converted to Wyndham Garden Hotels in the second quarter of 1997. The Company also has acquired two hotels for conversion to the Wyndham Garden brand. One hotel is located in Dallas, Texas and was converted to a Wyndham Garden Hotel in March 1997. The other hotel is located in Overland Park, Kansas, and the Company expects to complete renovations on this hotel by the second quarter of 1997.

         Addition of Upscale Management Contracts. The Company believes that a significant source of potential future growth will be through the addition of new management contracts for Wyndham Hotels, Wyndham Garden Hotels and Wyndham Resorts at strategic locations. Since the beginning of 1990 through year-end 1996, the Company has added an average of 12 new management contracts per year, while the Company has lost an average of three management contracts per year, generally as a result of changes in ownership of managed hotels and attrition resulting from scheduled termination of short-term non-Wyndham brand management contracts. The Company believes that management contracts provide stable growth opportunities through a variety of business environments because of the relatively low capital requirements and short lead times necessary for conversion to the Wyndham brand. Wyndham believes that it is able to compete effectively for additional management contracts because of its strong reputation in the upscale hotel industry, its track record of delivering strong financial returns for hotel owners and investors and its willingness to structure key terms of management contracts to satisfy hotel owner objectives. In particular, the Company believes that its history of achieving strong operating results for managed properties has led to a significant number of owner referrals. In addition, by operating multiple upscale products, the Company increases its opportunities to compete for new contracts. While the Company anticipates that most new management contracts will be for Wyndham brand hotels, the Company may enter into contracts to manage non-branded hotels or to manage hotels under a different hotel brand, as is the case with the Company's management of extended stay hotel properties under the Homegate Studios & Suites brand name. See "-- Additional Growth Opportunities -- New Lodging Products."

         Addition of Extended-Stay Management Contracts. The Company believes that it will be able to achieve additional growth by adding new management contracts for Homegate Studios & Suites hotels. In August 1996, a subsidiary of the Company entered into a master management assistance agreement (the "Agreement") with Homegate to provide hotel management, purchasing, marketing and technical services for Homegate Studios & Suites extended-stay hotels pursuant to and during the two-year term thereof. The Agreement provides for the Company to manage up to 60 hotels pursuant to separate 10-year management contracts. The Company believes that the extended-stay program will provide an opportunity to generate revenues by extending its management expertise and operating programs into a new segment of the lodging industry without requiring significant investment of the Company's capital. Homegate was founded by affiliates of Crow Family Members, Trammell Crow Residential Company ("Trammell Crow Residential"), and Greystar Capital Partners, L.P. ("Greystar"), which remain the principal stockholders.

         Hotel Acquisitions and Joint Ventures. The Company anticipates that it will be able to grow through the acquisition of hotels with attractive economic prospects that are suitable for application of the Company's operating strategy. In particular, the Company expects to focus on the selective acquisition of Wyndham Hotels offering a full range of meeting and conference capabilities that are located in new strategic markets or in existing urban markets capable of supporting multiple Wyndham brand hotels. The Company also will continue to assess the acquisition of other hotel chains that operate hotel properties suitable to integrate into the Company's Portfolio as well as the possible acquisition of resort hotels. The Company anticipates that it also may make partial investments in hotel properties through joint ventures with strategic business partners or through equity contributions or secured loans. The Company may make such investments solely as an investor or in connection with entering into a management contract. The Company also may issue equity securities to finance future acquisitions in whole or in part. Notwithstanding the foregoing, there can be no assurance that the Company will have adequate capital resources to fund its growth. In addition, there can be no assurance that the Company will be able to identify suitable acquisition or investment opportunities or successfully integrate acquired properties. See "Risk Factors -- Risks Associated with Expansion."

II.      ADDITIONAL GROWTH OPPORTUNITIES

         Depending on market conditions in the lodging industry, the Company also may pursue the following expansion opportunities:

         Franchise Program. As of December 31, 1996, the Company had two franchised Wyndham brand hotels. The Company plans to pursue selective franchise opportunities with well-qualified owner/operators such as American General Hospitality, Inc. and Starwood Lodging Trust. The Company believes that growth through selective franchise opportunities will add revenues through royalties and increased brand awareness, without requiring significant capital investment by the Company. The Company is in the process of developing a full franchise program that it expects to complete in advance of the next hotel construction cycle in the upscale full service segment of the lodging industry. The Company believes that this program will enable it to pursue franchise opportunities on a broader scale, given appropriate market conditions.

         In January 1997, the Company entered into an agreement with American General Hospitality Corporation ("American General") relating to a strategic alliance (the "Alliance") between the Company and American General. Pursuant to the Alliance (i) the Company will have the non-exclusive right to franchise new hotel acquisitions that American General has determined should undergo a brand conversion; (ii) in connection with the conversion of hotels owned by American General to the Wyndham brand, Wyndham will acquire American General common stock or partnership units ("OP Units") in American General Hospitality Operating Partnership L.P. (the "Alliance Securities") in an amount equal to nine times the estimated franchise fee payable to the Company during the first twelve months such hotel is operated as a Wyndham brand; and (iii) American General will be given the opportunity to bid on any hotels to be acquired by the Company that it intends to sell to a REIT or any hotel with respect to which it intends to enter into a sale or leaseback arrangement with a REIT simultaneously with the hotel's purchase. The Company's purchase of the Alliance Securities is subject to the satisfaction of certain conditions, including the consent of the Company's lenders under the Revolving Credit Facility, and will be at a price per share of common stock or OP Unit equal to the average closing sale price of American General Common Stock on the NYSE for the 30 trading days preceding the earlier of (i) the date on which the Company consents to the conversion of an American General hotel to a Wyndham brand or (ii) the date on which American General publicly announces its proposed acquisition of the hotel that is ultimately converted to the Wyndham brand. Any such purchase of Alliance Securities will occur within 30 days after an American General hotel is converted to the Wyndham brand. The Alliance will expire on December 31, 1999.

         New Lodging Products. The Company intends to continue evaluating new lodging products that it may offer under the Wyndham brand. These products may include both new products within the full service upscale hotel segment, as well as new products in other segments of the lodging industry. In particular, the Company will seek to introduce new lodging products where, in the judgment of management, the product can benefit from, and further enhance, the Wyndham brand, as well as benefit from the Company's operating experience and business strengths.

         New Construction. Depending on market conditions, the Company will continue to review opportunities to construct new Wyndham Hotels, Wyndham Garden Hotels and possibly Wyndham Resorts in those strategic markets where acquisition and conversion of existing properties at a substantial discount to replacement cost is not possible. Currently, however, construction costs for new hotels in most markets remain substantially higher than the costs of acquiring and converting existing hotels.

III.     ABILITY TO EXECUTE GROWTH STRATEGY

         The Company believes that it has the in-house capabilities and strategic business relationships with which to implement each aspect of its growth strategy. These capabilities and relationships include the following:

         In-House Development Expertise. The Company has a full in-house development staff dedicated to identifying, evaluating and pursuing growth opportunities. The development staff generally works in teams consisting of a vice president of development, a development manager and an analyst. The Company's in-house capabilities enable it to make an in-depth assessment of a potential management, acquisition or other opportunity, including an analysis of the surrounding market, the potential for increasing hotel performance and value through the implementation of the Company's operating strategy, the condition of the hotel property and the estimated renovation costs of achieving Wyndham's standards for a fresh appearance and updated accommodations. The Company's development staff also underwrites redevelopment and new construction projects by analyzing estimated project costs and preparing market studies and long-term projections of revenues and profitability. Each opportunity is also assessed in terms of the contribution that the potential hotel will make to the Wyndham brand identity.

         The Company also maintains a highly qualified in-house construction and design department, which enables it to manage all phases of redevelopment and new construction projects. In 1996, Wyndham managed more than $64 million in redevelopment, remodeling and new construction projects. The Company believes that its in-house capabilities provide a competitive advantage by providing a strong network for identifying potential growth opportunities and maintaining tight control over hotel quality standards.

         Relationships with Hotel Investors. Wyndham believes that its strong business relationships with various strategic partners will continue to facilitate growth by providing hotel acquisition, renovation and development opportunities as well as potential new management contract and franchise opportunities. Currently, Crow Family Members, who own an aggregate of approximately 47.3% of the Company's outstanding Common Stock, have interests in 16 Wyndham brand hotels that are managed by the Company. Seventeen additional Wyndham brand hotels that are managed by the Company are owned by Bedrock, which owns approximately 11.4% of the Company's Common Stock. In addition, the Company's seven extended-stay hotel management contracts relate to hotels owned by Homegate, of which affiliates of Crow Family Members,

Trammell Crow Residential, one of the country's largest apartment builders, and Greystar, a private investment company with substantial multi-family housing development and construction expertise, were founders and remain principal stockholders. Messrs. Carreker and Harlan R. Crow also serve on the board of directors of Homegate.

         In addition to providing potential growth opportunities, the Company believes that its successful track record with these and other hotel owners and investors provides stability to the Company's management contracts with hotels owned by such entities. The Company also believes that its relationship with the Trammell Crow Company, one of the largest national real estate companies, will continue to facilitate the Company's ability to identify and evaluate potential acquisition, renovation and development opportunities.

         Sales of Mature Hotels; Long-Term Leases. The Company has developed business relationships with certain publicly traded REITs. Generally, a REIT cannot operate hotels because 75% of the gross income of a REIT must be derived from certain defined categories of qualifying income derived directly or indirectly from investments relating to real property or mortgages on real property. Certain REITs, however, have purchased hotel properties that they lease to a hotel management company because the income stream from leases is generally regarded as qualifying income.

         In July 1996, certain Crow Family Members sold two Wyndham brand hotels to Patriot American Hospitality, Inc., a publicly traded REIT ("Patriot American"). These hotels were leased back to a new partnership controlled by the Crow Family Members pursuant to a lease having a term of ten years, with two extensions of five years each. The Company has continued to manage these hotels on economic terms substantially identical to the terms upon which they had been managed.

         Prior to the Company's initial public offering, Garden Hotel Associates L.P. ("GHALP") owned 11 Wyndham Garden Hotels managed by the Company (the "GHALP Properties"). A 30% interest in GHALP was held by a partnership owned by certain Crow Family Members and the Senior Executive Officers, and the remaining 70% was held by an unaffiliated third party. In May 1996, Crow Family Members and the Senior Executive Officers acquired the remaining 70% ownership interest from the third party. The purchase price was funded from the proceeds of the sale of the GHALP Properties to Hospitality Properties Trust ("HPT"), a publicly traded REIT. HPT leased the GHALP Properties back to another entity, the ownership of which mirrored the ownership of GHALP. As part of the formation of the Company, the Company succeeded to such entity's leasehold interest in the GHALP Properties. The Company continues to manage the hotels. The Company anticipates that in the future, it may enter into similar transactions whereby it would sell mature hotel properties to REITs, lease the hotels back and manage them as Wyndham brand hotels. The Company believes that this strategy permits it to participate in the initial growth phase of the hotel properties that it acquires, while eventually freeing the Company's balance sheet of real property upon disposition of the related hotels. Pursuant to a long-term lease arrangement, the Company can retain long-term operating control over the property and continue to benefit from any increases in the operating performance of the hotel. The Company anticipates that it also may enter into long-term leases with REITs with respect to hotel properties that such REITs may acquire from unaffiliated third parties.

THE COMPANY'S HOTELS

General

         Over 95% of the Company's upscale hotels are operated under the Wyndham brand name, which is synonymous with high quality lodging facilities and excellent service. The Wyndham name represents the high standards of the Company's hotels, which present a casually elegant decor and emphasize fresh, updated accommodations. Wyndham places great emphasis on maintaining hotel properties in first-rate condition and providing consistently high quality guest services at all of its hotels, and has designed numerous programs to ensure that Wyndham guests receive the highest quality lodging experience possible.

         Amenities common to almost all Wyndham brand hotels include restaurants, exercise rooms, swimming pools and cable television channels. Services common to all Wyndham brand hotels include room service, laundry and valet service and safe deposit boxes. Wyndham believes that by focusing attention on guest room details it creates an attractive room package that is appreciated by its upscale guests, particularly business travelers. Therefore, all domestic Wyndham brand hotels provide in-room coffee makers with complimentary coffee, comfortable and efficient workspace, generous guest room lighting, a shower massager and a "Toiletries You Forgot" program, which provides frequently forgotten travel items, such as toothpaste, deodorant and razors, at no cost. The Company also responded to the needs of its frequent business travelers by upgrading guest rooms of each domestic Wyndham Hotel and Wyndham Garden Hotel (and following conversion of each newly acquired hotel) with a new package of business service amenities to better equip customers who require a "work friendly" room while traveling. New standard features in these hotels include free long-distance access, voice mail, data ports, iron and ironing boards and weekday USA Today delivery.

Wyndham Hotels

         Wyndham Hotels are typically large, architecturally distinctive properties located primarily in major urban locations. These hotels are targeted principally at upscale business groups and other group customers, as well as upscale business travelers. Total guest room revenues for Wyndham Hotels in 1996 by customer mix consisted of 56% group meetings, 32% individual business travelers and 12% leisure travelers.

         The Company operates or franchises 21 Wyndham Hotels containing an aggregate of 8,181 guest rooms. Wyndham Hotels contain an average of approximately 400 hotel rooms and generally between 15,000 and 250,000 square feet of meeting space. The considerable meeting and catering capabilities of Wyndham Hotels attract major corporate groups and numerous national, regional and local associations for business conventions, sales meetings, conferences, banquets, receptions, training sessions and private celebrations. Meeting services offered at most Wyndham Hotels include comprehensive business centers with private offices, a library, state-of-the-art audiovisual equipment and secretarial and telecopy services.

         Mid-week room rates at Wyndham Hotels range from $99 to $225 per night, depending on location and season. Guests at these hotels are offered a variety of services and amenities, including room and concierge service, same day laundry and dry cleaning, valet parking, individual room climate control, voice-mail, in-room minibars and often a spa and choice of restaurants. Four hotels offer elegant four-star dining, and the restaurants at the remaining Wyndham Hotels feature similar menus containing high quality food selections at affordable prices that are updated frequently to maintain freshness and to reflect the identity of the hotel and the surrounding region. The Company has invested significant time, talent and capital in its hotel restaurants, and believes that the quality of its restaurants makes a substantial contribution to its hotel guests' total lodging experience.

Wyndham Garden Hotels

         The Company created and designed Wyndham Garden Hotels to cater primarily to upscale individual business travelers and small business groups in suburban markets. Wyndham Garden Hotels are mid-size, full service hotels located primarily near suburban business centers and airports. The Company generally seeks to cluster Wyndham Garden Hotels in a "hub-and-spoke" distribution pattern around one or more Wyndham Hotels in order to achieve operating and marketing efficiencies and enhance local name recognition. Through market studies, the Company has determined that its target business customer generally selects a hotel within an approximate five mile radius of his or her business destination. Therefore, the Company selects individual Wyndham Garden Hotel sites based on its evaluation of the local business market surrounding a potential hotel location.

         Through its Wyndham Garden Hotels, the Company strives to provide upscale individual business travelers and small business groups with a first class guest experience in a suburban setting. The Company believes that the business travelers who stay at Wyndham Garden Hotels are similar to the business travelers at Wyndham Hotels and that their business destination is the primary factor that draws them to a Wyndham Garden Hotel. Accordingly, with guest services, hotel finishings and landscaping comparable to Wyndham Hotels, Wyndham Garden Hotels are designed to provide a guest experience similar to that enjoyed at Wyndham Hotels, but at a price that is competitive in suburban markets. Mid-week room rates range between $79 and $129 at Wyndham Garden Hotels, depending on location. Total guest room revenues for Wyndham Garden Hotels in 1996 by customer mix consisted of 65% individual business travelers, 20% small group meetings and 15% leisure travelers.

         The Company operates 40 Wyndham Garden Hotels containing an aggregate of 7,313 guest rooms. (As of December 31, 1996, the Company operated four additional hotels under brand names other than the Wyndham brand, which were in the process of being converted into Wyndham.) Each Wyndham Garden Hotel contains between approximately 150 and 245 rooms and generally between 1,500 to 5,000 square feet of meeting space. The amenities and services provided in Wyndham Garden Hotels are designed to meet the needs of the upscale business traveler. Amenities and services in each room include desks large enough to accommodate personal computers, longer phone cords, high wattage light bulbs for reading, room service and access to 24-hour telecopy and mail/package service. The meeting facilities at Wyndham Garden Hotels generally can accommodate groups of between 10 and 200 people and include a flexible meeting room design, exterior views, additional phone lines and audiovisual equipment. Wyndham Garden Hotels also feature a lobby lounge, most of which are appointed with a fireplace, a library typically overlooking a beautifully landscaped garden, and a swimming pool. In addition, many Wyndham Garden Hotels contain a whirlpool and an exercise facility.

         Dining services at Wyndham Garden Hotels are an important feature. Unlike many mid-priced hotels, each Wyndham Garden Hotel contains a cafe restaurant that serves a full breakfast, lunch and dinner daily. Wyndham has designed a uniform food program that features delicious, healthful meals with minimum delay. By implementing the same menus, preparation process and purchasing program throughout the Wyndham Garden Hotel system, the Company has achieved significant operating efficiencies. The Company believes that the breadth and quality of the dining services offered at Wyndham Garden Hotels distinguish these hotels from other hotel chains that target the upscale individual business traveler in suburban markets.

Wyndham Resorts

         Wyndham Resorts are full service destination resorts that are located both domestically and on five Caribbean islands. Wyndham Resorts are targeted at upscale leisure travelers and incentive travelers. Total guest room revenue for Wyndham Resorts in 1996 by customer mix consisted of 63% individual leisure travelers, 25% individual business travelers and 12% group travelers.

         The Company operates or franchises seven resort hotels containing an aggregate of 2,263 guest rooms. Each Wyndham Resort contains between approximately 200 and 500 hotel rooms and, with the exception of the Wyndham Morgan Bay Resort, generally between 6,000 and 20,000 square feet of meeting space. Room rates at Wyndham Resorts range between $135 and $210, depending on location and season.

         Wyndham Resorts are designed to provide a memorable guest experience. They feature spacious, luxurious guest rooms that are air conditioned and typically contain private balconies. Most resorts have swimming pools, health and fitness centers and tennis courts. In addition, two resorts offer golf and two resorts contain casinos. Guest amenities include room service, concierge and valet service and tour information. Guests can choose from a variety of restaurants and menus, and most resorts provide a variety of live nightly entertainment. In addition, Wyndham Resorts offer or arrange a full range of activities, including sailing, snorkeling, windsurfing, waterskiing, parasailing, horseback riding, scuba diving, deep-sea fishing and cruises.

         Wyndham Resorts seek to capitalize on national recognition of the Wyndham brand name. Through its resort division, the Company is able to offer guest rewards and other cross-promotional benefits to its domestic customers, thus improving Wyndham's competitiveness and brand loyalty. The Company's national sales team targets Wyndham customers as well as travel agents and meeting planners for leisure and group sales in an effort to take advantage of their familiarity with the Wyndham hotel system.

Homegate Studios and Suites

         The Homegate Studios & Suites prototype has been designed and developed to offer consistent, high quality accommodations in a standard format, providing much of the value offered by limited service hotels with many of the added features and comforts of apartment living. Homegate Studios & Suites hotels will offer three functional room configurations, studio, deluxe and one bedroom. Each room will feature a fully equipped kitchen, upscale residential-quality finishes and accessories, and separation between the cooking, living, and sleeping areas, and other amenities, such as weekly maid service, twice-weekly linen service, resident laundry facilities, direct telephone service with voice mail messaging and dataport capabilities, cable TV, a business center and an exercise facility.

         The Company manages seven extended-stay hotels containing an aggregate of 900 rooms. Following planned renovations, these hotels will be converted to the Homegate Studios & Suites brand name. These properties contain approximately 125 rooms each and will compete in the midprice segment of the extended-stay industry. In general, it is expected that average weekly room rates will range between $280 and $350, but room rates at specific hotels may vary significantly depending on local market factors.

Management Service Hotels

         The Company provides hotel management services pursuant to management contracts relating to three hotels that are owned by third parties and operated under unaffiliated hotel brands or as independent hotels. Each of these hotels is an upscale hotel offering services and amenities consistent with Wyndham's quality standards. The Company entered into these management contracts in order to take advantage of opportunities to develop relationships with third party hotel owners, as well as to generate revenues in circumstances that would not permit conversion of the hotels to the Wyndham brand. See "-- Growth Strategy -- I. Primary Growth Opportunities."

CUSTOMERS AND MARKETING

         The Company's target core customers are upscale business travelers and business groups, as well as upscale leisure travelers. To increase revenues at its hotels, the Company has developed a "push-pull" sales and marketing program as well as various other promotional, guest service and advertising programs. The key components of these programs are as follows:

Direct Local Sales Efforts

         Wyndham started in 1982 as a hotel management company for a small group of hotels without a recognized brand name and a very limited marketing budget. Consequently, Wyndham developed a "backyard" marketing program designed to "pull" revenues into these hotels from surrounding businesses. Wyndham has continued to develop and refine its direct local marketing programs and currently employs a direct sales force of almost 500 highly trained representatives who generally are assigned to individual hotels and who focus their sales efforts primarily on the local businesses and organizations surrounding each hotel. The Company motivates its sales force with an aggressive incentive based compensation structure that ties compensation to hotel performance at all levels of the hotel sales and management structure.

         In 1996, the Company's direct sales program accounted for over 60% of room revenues at Wyndham brand hotels. The direct sales efforts at Wyndham Hotels focus primarily on group business. The direct sales efforts at Wyndham Garden Hotels focus primarily on the market within a three-to-five mile radius of the hotel because the Company has determined through market research that most of its guests do business within this area. The Company's local sales programs include direct solicitation of local businesses, special programs, such as its Wyn Club program, which provides certain incentives for repeat bookings at Wyndham brand hotels, participation in local and regional trade shows, and local promotional and advertising campaigns.

National Sales Efforts

         The Company's national sales program, which is split into a national group sales force and a national negotiated rate team, is designed to "push" revenues into Wyndham Hotels on a chain-wide basis. The national group sales force consists of 23 national account managers assigned to six national sales offices located in New York City, Washington, D.C., Chicago, Los Angeles, San Jose and Phoenix. The purpose of this sales force is to develop national group and association business primarily for Wyndham Hotels and Wyndham Resorts. The national sales team consists of five national account managers and focuses on identifying, obtaining and maintaining major corporate accounts whose employees do business across the nation. The Company has developed its corporate clientele by offering special rate programs applicable to all Wyndham brand hotels. The Company currently has national rate programs with approximately 400 different companies as well as the nation's top 20 travel agencies.

Wyndham Service Programs

         Wyndham's service signature, "The Right Way -- The Wyndham Way," characterizes Wyndham's entire approach to doing business and embodies Wyndham's commitment to designing and implementing the innovative practices and programs required to be a successful hotel operating company. The Right Way -- The Wyndham Way also embodies the Company's focus on understanding and providing the guest services and amenities that are most important to its core customers. Wyndham conducts frequent guest surveys and personal interviews in an effort to identify the services and amenities valued by upscale business travelers and responds with various programs designed to meet or exceed such travelers' expectations. For example, Wyndham has established a unique training program for its hotel personnel, entitled "ACE" (Attentive, Courteous, Efficient), which stresses the importance of a great service attitude at its hotels. Wyndham recognizes that beyond training its personnel to provide the standard services required by its discerning guests, it is necessary to cater to special guest needs, and, accordingly, Wyndham provides its employees with the authority to address guest complaints and requests on the spot.

         Through its business traveler research, Wyndham also seeks to identify those guest room amenities that most affect the purchase decision of its customers. For example, in response to frequent business traveler surveys, Wyndham was the first upscale hotel chain to provide a coffee maker and complimentary coffee or tea in every domestic Wyndham brand hotel room. Wyndham also has added larger desks, extra long phone cords, high wattage light bulbs for reading, real hook hangers, comfortable pillows and a shower massager as standard features of each room. To accommodate the desire of its business customers to be able to obtain quickly a healthful breakfast or lunch, Wyndham implemented a breakfast bar and a luncheon pasta bar at all Wyndham Garden Hotels and most Wyndham Hotels, which is designed to provide delicious meals efficiently at a value price. Wyndham also has implemented similar guest room amenities and quality standards in all Wyndham brand hotels. Wyndham believes that its commitment to providing an outstanding guest experience throughout its hotel system has contributed greatly to the development and clarity of the Wyndham brand while earning strong loyalty from its core customers, upscale business travelers and business groups. For example, according to written guest surveys conducted by Wyndham at its hotels in 1996, 91% of Wyndham guests surveyed rated the overall quality of Wyndham hotel products and services good or excellent, and 94% of the guests surveyed indicated that they would return to that Wyndham hotel on their next trip to the same city.

Guest Rewards and Other Programs

         The Company participates in both the American Airlines AAdvantage program, the largest airline mileage program, and the Midwest Express frequent flier program. These programs provide the Company with ongoing promotional access to over 28 million members and enable the Company to target frequent business travelers and increase name recognition. Through an alliance with American Airlines and Avis Rent-A-Car, Wyndham developed its popular "Triple Upgrade"(R) program, which provides American Airlines AAdvantage members that are Wyndham guests with an airline upgrade, a room upgrade and a rental car upgrade, plus up to 1,500 AAdvantage miles. The rewards are given at checkout and are provided for each stay at any Wyndham hotel for guests that pay a regular or corporate room rate. Wyndham designed the program to provide guests with meaningful rewards for each hotel visit. Wyndham's Triple Upgrade program is currently in effect during six months of each calendar year.

         Wyndham developed the first "Rate Integrity Guarantee" program in the hotel industry, which is a corporate travel program designed to ensure that corporate travel planners and travel agents receive the lowest available Wyndham room rates for their individual business travelers. The program enables travel planners and agents to obtain each rate in every category for Wyndham brand hotels through the major airline reservation systems and provides a complimentary night stay if a better rate was available. The Company also runs other promotional programs periodically for individual business travelers, weekend leisure customers and resort customers. In addition to providing incentives for its guests to select Wyndham, the Company believes that its promotional programs increase national recognition of the Wyndham brand.

Advertising

         Wyndham's national advertisements, which have been featured on CNN, CNN "Headline News," ESPN and in major in-flight magazines, primarily target the upscale business customer and are designed to enhance the consumer's awareness of Wyndham as an upscale, full service, national hotel chain. These advertisements promote "The Right Way -- The Wyndham Way" and emphasize attitude, comfort and location. The Company also promotes its services, programs and individual hotel locations in the major hotel reference directories used by travel and meeting planners, and in major trade magazines and major metropolitan newspapers.

Central Reservations System

         In 1996, approximately 35% of all Wyndham brand hotel room revenues were booked through Wyndham's central reservations system. The Company uses a single central reservation number (800-WYNDHAM) for all Wyndham brand hotels, which is accessible to customers throughout the United States and Canada. The reservation system provides Wyndham's reservation agents with information about hotel locations, available rooms and rates in order to assist customers in booking rooms. In addition, the Company uses special marketing programs in conjunction with its central reservations system in order to target the individual upscale business traveler, who the Company believes is strongly influenced by brand recognition and preference.

         In 1996, approximately 65% of all Wyndham reservations made through its central reservations system were received electronically by means of airline reservation systems. In 1995, the last year for which comparative industry information is available, according to an industry report in which the Company participated, the Company's percentage of automated reservations was among the highest in the industry. The Company believes that its volume of electronic reservations reflects the Company's commitment to investing in technology in order to create cost-effective, efficient operations.

         ISIS 2000, a limited partnership currently owned by Crow Family Members and the Senior Executive Officers, has developed an integrated real time central reservations system designed to handle all of the Company's central reservations requirements. ISIS 2000 is continuing to develop the integrated property management component of such system. ISIS 2000 will provide such central reservations and hotel property management services to Wyndham and Wyndham brand hotels pursuant to a five-year service contract (which services will be provided to Wyndham on an exclusive basis for a two-year period). The reservation services are being provided for a fee comprised of an initial link-up charge plus a per reservation fee. The property management services will be provided on a charge per hotel basis. In addition, the Company has guaranteed equipment leases on behalf of ISIS 2000 in the approximate amount of $2.0 million. The Company may in the future invest in ISIS 2000. See "Certain Relationships and Transactions" and "Risk Factors -- Conflicts of Interest -- Future Dealings with Affiliates of the Company."

         The central reservations and property management system, when fully implemented, will include, among other enhancements, complete connectivity with all Wyndham brand hotels, a single data base for all hotel information, a direct interface with airlines and real time/last available room inventory. Wyndham believes that the new system will improve substantially the Company's ability to manage the yield from its room inventory. In addition, the Company believes the new system will significantly enhance the Company's direct marketing, guest recognition and revenue forecasting capabilities, as well as its ability to monitor its corporate rate programs. The central reservations system also will provide point of sale information for all Wyndham brand hotels. The Company implemented the central reservations system during the third quarter of 1996.

         Wyndham also participates in all four of the major airline reservation systems, "SABRE," "APOLLO," "WORLDSPAN" and "SYSTEM ONE." These airline reservation systems have an aggregate of approximately 190,000 computer terminals on line at approximately 41,000 locations, allowing travel agents to book Wyndham hotel reservations when guests are making other travel arrangements.

HOTEL OPERATIONS

         Wyndham's corporate management structure and centralized support services are designed to permit the Company to control operations and costs, as well as allocate departmental expertise efficiently among operating divisions. The Company's organizational structure emphasizes direct accountability through vertical integration in order to maintain Wyndham's high standards for guest services and hotel operations throughout its hotel system. The Company has established certain uniform productivity standards and skill requirements for hotel employees, which the Company believes increase operating efficiencies by enhancing the Company's ability to measure performance and interchange certain employees within the hotel system.

         Hotel Management. Each Wyndham brand hotel is managed by a general manager and supported by a regional and corporate management organization. The size of each management team and its hourly staff varies, depending on the type of hotel, its size and its business volume.

         General Managers; Hotel Management Personnel. Wyndham has an experienced team of general managers, and over 70% of these managers have been promoted from an existing position within the Company. Each general manager is responsible for supervising the day-to-day operations of a single hotel. Because of the Company's emphasis on taking an owner's approach to the hotel business, each general manager also has been specially trained to understand the financial side of hotel operations, including cash flow, gross operating margins, debt service and return on investment. Each general manager can receive up to 75% of his or her base salary in the form of cash bonuses and equity participation based largely on the financial performance and quality of hotel operations at the hotel he or she manages. The Company believes that by emphasizing financial accountability and performance-based compensation at the general manager level, it is able to achieve the appropriate balance between providing high quality guest services and strong returns, to both the Company and owners of managed hotels. Each Wyndham Hotel and Wyndham Resort is run by an executive committee that oversees a management team of approximately 16 managers. The executive committees typically consist of a general manager, a director of sales and marketing, a controller, a director of food and beverage operations, a director of rooms operations, a human resources director and a director of engineering. A typical Wyndham Garden Hotel management committee consists of a general manager, a director of sales, two sales managers, a guest services manager, a food and beverage manager, a catering manager, a food production manager and a housekeeping manager.

         Regional Operations. Wyndham's general managers report directly to a regional director of operations, who, in turn, reports to one of five vice presidents of operations. These vice presidents of operations report to the head of either the Wyndham Hotel and Resort Division or the Wyndham Garden Division. The regional management teams provide management support and direction to the general managers and their staff, coordinate communications between the properties and the Company's centralized corporate departments and assist in establishing and administering corporate policies, procedures and standards.

         Centralized Corporate Services. The Company's hotel operations are divided into two operating divisions, consisting of a Wyndham Hotel and Resort Division and a Wyndham Garden Division. The head of each operating division reports to the Company's Chief Executive Officer. The Company's Senior Executive Officers have worked together to successfully operate, manage and develop the Company's hotels in various phases of the industry cycle. The Company also has a centralized corporate staff located in Dallas, Texas, which provides a variety of managerial and support services to both hotel divisions. The Company believes that the experience of its corporate management team enables it to provide strong, central leadership in all areas of operations, including marketing, development, design and construction, purchasing, finance, accounting, legal and human resources. The Company believes that the quality and experience of management are important components of its ability to provide consistently strong financial results to owners and outstanding service to hotel guests. In addition to the foregoing areas of operations, the Company's centralized corporate staff provides technical assistance and training to each hotel's employees for administrative operations, room and guest services, reservations, maintenance and engineering, retail services, and human resources and benefits.

         Recruiting and Training. The Company is strongly committed to developing and promoting its management personnel from within the Wyndham system. Wyndham believes that it has developed one of the largest and most visible college recruiting programs in the industry. Over the past five years, the Company has hired over 400 new college graduates through its on-campus recruiting program at 15 universities with four-year hotel management programs. The Company believes that it has been quite successful at recruiting top college graduates and providing them with outstanding training and experience. The Company will continue to emphasize college recruiting as an important source of management talent. In 1996, the Company recruited 90 new college graduates. New campus recruits receive up to 12 months training and are then generally assigned to the sales or operations departments at a Wyndham operated hotel.

         The Company has developed a Managers in Development program that trains over 150 participants each year and contains ten separate training modules. The Company also provides formal training programs for general managers and sales personnel. Wyndham believes that by creating meaningful, measurable goals for each key position within the Company, it is able to track individual performance, reward productivity and assist in developing the careers of its personnel. Wyndham believes that this approach has contributed significantly to high labor productivity and employee retention, as evidenced by the fact that 70% of the Company's existing general managers were promoted from within the Company. The Company's program was strengthened in 1996 by Wyndham's entry into the extended-stay market, as extended-stay hotel properties provide an excellent training opportunity for Wyndham's management recruits.

MANAGEMENT CONTRACTS

         Upscale Hotels. Wyndham operates 51 upscale hotels for third parties pursuant to management contracts under which it is responsible for the day-to-day operations of the hotels. These operations include managing hotel accommodations, meeting rooms and food and beverage services as well as hiring and training each hotel's staff, planning and providing sales and marketing services, purchasing operating supplies, inventories and furniture, fixtures and equipment, providing routine repairs and maintenance and performing hotel accounting functions, including the preparation of monthly financial statements and budgeting.

         The terms of Wyndham's upscale management contracts vary from hotel to hotel. The terms of the management contracts for the 46 Wyndham brand hotels managed by the Company generally range between 10 and 20 years. The terms for the three non-Wyndham brand hotels range from one month to eight years. At December 31, 1996, the average remaining term for Wyndham brand hotel management contracts was approximately 14 years (including renewals that the Company may elect to exercise).

         The hotel owner generally is responsible for all costs and expenses incurred in connection with operating the hotel, including reimbursing the Company for the expenses associated with salaries and benefits of all hotel employees. The hotel owner also generally is required to contribute an amount equal to a specified percentage of gross revenues to a reserve fund on a monthly basis to fund replacement and substitution of furniture, fixtures and equipment and the costs of certain non-routine repairs and maintenance. Under certain management contracts, Wyndham has agreed to make loans for the benefit of the hotel to cover shortfalls in operating cash flow and also has agreed under certain management contracts to make loans or capital contributions for hotel renovations, conversion costs and other purposes. As compensation for its management services, Wyndham receives a base management fee under each management contract. Wyndham also may receive an incentive fee, as well as a trade name fee, for hotels operated under the Wyndham brand name.

         Each management agreement is subject to early termination in connection with a default by either party. In addition, the management contracts generally are subject to termination by the hotel owner for Wyndham's failure to achieve certain performance standards, in connection with the owner's sale of the hotel to a third party, upon the owner's default on indebtedness encumbering the property and/or upon a foreclosure of the property. Other grounds for termination for certain contracts include the hotel owner's election to close the hotel and certain business combinations involving the Company in which the Wyndham name or its current management team does not survive. In the event a management contract is terminated for certain reasons, most contracts require the owner to pay a termination fee that is generally based upon a multiple of the average monthly management fees under the contract depending on the remaining term of the contract, hotel performance and other factors.

         Under nearly all management contracts, the hotel owner has agreed to indemnify the Company against liabilities arising from the management and operation of the hotel, typically including environmental and general tort liabilities. These indemnities generally exclude various degrees of negligent conduct by the Company as well as the Company's willful misconduct or willful violation of legal requirements. Under most management contracts, the Company generally has agreed to indemnify the hotel owner against liabilities caused by the Company's negligence, willful misconduct, willful violation of legal requirements or breach of the management contract. A few management contracts, however, give broader protection to the hotel owner with regard to liabilities arising from the operation of the hotel, and one management contract provides protection to the hotel owner from claims that the hotel owner is the employer of certain hotel employees when the management contract provides otherwise.

         In addition to property-specific marketing and promotional services that Wyndham provides at the hotel owner's expense for each hotel that it operates, Wyndham also provides marketing services to Wyndham brand hotels consisting of chain-wide and/or division level marketing programs, research services, advertising and public relations efforts. The costs of these marketing services are paid by the hotel owners pursuant to a marketing contribution made to Wyndham in an amount generally equal to a specified percentage of gross room revenues. In addition to marketing services, owners of Wyndham brand hotels receive group and/or individual traveler sales services provided by Wyndham's national and/or local sales offices. The cost of national sales and marketing services generally are allocated among all hotels for which the services are provided. The cost of local sales services generally are allocated directly to each individual hotel. Wyndham also provides centralized reservations services to Wyndham brand hotels, with the costs being allocated to each hotel generally based on reservations made at that hotel. For Wyndham Garden Hotels and smaller Wyndham Hotels, Wyndham also typically provides off-site accounting services at the hotel owner's expense.

         In addition to the services described above that are provided pursuant to management contracts, Wyndham also makes available to hotel owners design, construction, purchasing and technical services for an additional fee. These services generally are provided pursuant to separate technical services management contracts and purchasing agreements.

         A majority of the management contracts include a provision restricting the Company from managing, operating or investing in other hotels within a competitive geographical region, usually within a five mile radius of the hotel subject to the management contract. While some of these non-competition clauses restrict the Company's involvement in any hotel within the covered region, many of the clauses limit competition only with respect to hotels similar to the hotel subject to the restriction.

         Extended-Stay Hotels. A subsidiary of the Company has entered into a master management assistance agreement (the "Agreement") with Homegate, which provides for the Company to manage up to 60 extended-stay hotels as well as to provide Homegate with market research, a preferred vendor program, a proprietary property management software package and national and local marketing efforts. Under the Agreement, the Company has agreed not to own, operate or develop a competing extended-stay facility within certain specified states that include Homegate's target markets (subject to certain exceptions), for the term of the Agreement. Unless extended, the Agreement terminates upon the earlier of the execution of a management contract with respect to the 60th extended-stay hotel or December 31, 1998.

         Pursuant to each property-specific management contract, Wyndham will manage and operate the specific Homegate studios and suites hotel in exchange for the payment of a base management fee of 3% of the hotel's gross revenues for the applicable period, and an incentive management fee that varies from 1% to 3% depending upon the return on cost realized by Homegate for the particular property. In addition, Homegate will pay Wyndham a monthly fee (adjusted annually for inflation) for Wyndham's accounting services, and will reimburse Wyndham for reimbursable expenses incurred by Wyndham with respect to the hotel. Each management contract also provides that to the extent Homegate elects to establish a marketing fund and contributes 1.5% of the gross room revenues to such fund, Wyndham will manage such fund. Each contract also provides that Wyndham will not own, develop, manage or lend money to an extended-stay facility that is similar in operation and format to Homegate's hotel within a five-mile radius thereof, subject to certain exceptions. This non-competition covenant survives for the duration of the applicable management contract. Individual management contracts can be terminated in connection with additions to the Company's portfolio that otherwise might violate the non-competition covenant. Homegate has the right to terminate the property-specific management contract if certain performance standards are not met. In addition, Homegate may terminate such contracts without cause with the payment of a cancellation fee if Homegate desires to manage the hotel internally. In addition, the management contracts are generally subject to termination (upon payment of a cancellation fee) in connection with the sale of the hotels to a third party, upon Homegate's default on indebtedness encumbering the properties and/or upon a foreclosure of the property or upon a default by the Company.

         Under each extended-stay property management contract, Homegate has agreed to indemnify the Company against liabilities arising from the construction, renovation, management or operation of the hotel, typically including environmental and general tort liabilities. These indemnities generally exclude various degrees of negligent conduct by the Company as well as the Company's willful misconduct or willful violation of legal requirements. Under each extended-stay property management contract, the Company generally has agreed to indemnify Homegate against liabilities arising from the management and operation of the hotel caused by the Company's demonstrable negligence, willful misconduct or willful violation of legal requirements.

FRANCHISING PROGRAM

         As of December 31, 1996, the Company had two franchised Wyndham hotels. The Company plans to pursue selective franchise opportunities with well-qualified owner/operators such as American General and Starwood Lodging. See "-- Growth Strategy -- II. Additional Growth Opportunities -- Franchise Program."

         The Company is in the process of developing a comprehensive franchise program that it expects to have complete in advance of the next hotel construction cycle in the upscale full service segment of the lodging industry. The Company believes that this program will enable it to pursue franchise opportunities on a broader scale, given appropriate market conditions.

COMPETITION

         The lodging industry is highly competitive. The Company's upscale hotels compete with other national limited and full service hotel companies, as well as with various regional and local hotels. Some of the larger hotel chains with which the Company competes include Marriott, Sheraton, Hyatt, Hilton and Embassy Suites. The Company's extended-stay hotels compete on a local level. The Company anticipates that competition within the extended-stay industry segment will increase substantially in the foreseeable future. In the midprice category of the extended-stay industry segment, a number of other lodging chains and developers have recently announced plans to develop or are currently developing extended-stay hotels which may compete with the Company's hotels.

         A number of the Company's competitors for both upscale and extended-stay hotel properties are larger, operate more hotels and have substantially greater financial and other resources than the Company. In addition, some of the Company's competitors operate hotel properties that have locations superior to those of the Company's hotels. Competitive factors in the lodging industry include room rates, quality of accommodations, name recognition, service levels and convenience of location. There can be no assurance that demographic, geographic or other changes in markets in which the Company's hotels are located will not adversely affect the convenience or desirability of certain of the Company's hotels. Furthermore, there can be no assurance that new or existing competitors will not significantly lower rates or offer greater conveniences, services or amenities or significantly expand or improve facilities in a market in which the Company's hotels compete, thereby adversely affecting the Company's results of operations. See "Risk Factors -- Competition in the Lodging Industry."

         The Company also competes for management contract, acquisition, development, lease, franchise and other expansion opportunities. The Company competes for these expansion opportunities with national and regional hotel companies, some of which have greater financial and other resources than the Company. Competitive factors for expansion opportunities include relationships with hotel owners and investors, the availability of capital, financial performance, management fees, lease payments, brand name recognition, marketing support, reservation system capacity, and the willingness to provide funds in connection with new management and lease arrangements. The Company's failure to compete successfully for expansion opportunities or to attract and maintain relationships with hotel owners and investors could adversely affect the Company's results of operations. See "Risk Factors -- Risks Associated with Expansion -- Competition for Expansion Opportunities."

EMPLOYEES

         At December 31, 1996, Wyndham had approximately 170 employees at the corporate level and approximately 11,240 employees (including part-time and seasonal employees) at hotel properties managed by the Company.

         Employees at five of the Company's managed hotels currently are represented by a labor union. Union contracts with respect to workers at two of the Company's hotels expire in April and July, respectively. The Company anticipates negotiating renewals of such contracts. Prior to the Company's management of the Wyndham Palmas del Mar, the hotel workers at such hotel were represented by a labor union. Negotiations with respect to a union contract at this hotel are currently underway. Management believes its ongoing labor relations to be good.

INSURANCE

         Each of the Company's hotels is covered by comprehensive insurance policies, including liability, fire and extended coverage and, where applicable, flood and earthquake coverage. The Company believes that such coverage is of the type and amount customarily obtained by hotel owners. In addition, the Company has the types of insurance coverage, including comprehensive general liability and excess umbrella liability insurance, that it believes are appropriate for a company in the hotel management business. Subject to the requirements of any management contracts and the Revolving Credit Agreement to maintain certain levels of insurance, the Board of Directors will use its discretion in determining the amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on the Company's hotel properties at a reasonable cost and on suitable terms. This might result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of a damaged property.

         The Company operates seven Wyndham brand hotel properties (six managed and one leased) in the Los Angeles, California area that are currently insured against earthquake damage under an insurance policy maintained by the Company. The Company has been advised by its insurance underwriters, however, that if the Company were to add an additional hotel in the Los Angeles area, it is possible that the Company would not be able to obtain earthquake insurance for such hotel under the Company's current policy. In such event, the Company would seek to obtain separate earthquake coverage for the additional hotel, which may not be economically feasible.

ENVIRONMENTAL MATTERS

         Under various federal, state, local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. The presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the cost of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. The operation and removal of certain underground storage tanks also are regulated by federal and state laws. In connection with the ownership and operation of its hotel properties, including properties owned, as well as leased, managed, or franchised by the Company, the Company could be held liable for the cost of remedial action with respect to such regulated substances and storage tanks and claims related thereto. In addition to clean-up actions brought by federal, state and local agencies, the presence of hazardous or toxic substances on a hotel property also could result in personal injury or similar claims by private plaintiffs. As the current owner or long-term lessee as of December 31, 1996 of 22 hotel properties, manager of 58 hotel properties and franchisor of 2 hotel properties, Wyndham, and any subsidiary involved in the ownership, leasing, management or franchising of hotel properties, will be subject to this full range of environmental issues and potential liability.

         To manage some of these risks, Wyndham provides in nearly all of its management contracts that the owner of the hotel indemnifies Wyndham against any environmental liabilities, except any caused by varying degrees of Wyndham's negligence or by Wyndham's willful misconduct or willful violation of legal requirements. See "-- Management Contracts."


         Periodically, the Company may agree to indemnify lenders of non-recourse indebtedness secured by certain hotel properties against liabilities arising from violations of environmental laws or regulations.

         Asbestos-containing building materials ("ACM") are present in several of the hotel buildings owned, operated, or managed by the Company. The Company has an operations and maintenance plan in place, or is in the process of implementing a plan, establishing operating procedures with respect to such ACMs. The Company believes that these materials are currently adequately managed and contained and that any cost related to managing or disposing of ACM will not have a material adverse effect on the Company.

         Some of the properties owned, operated or managed by the Company are on, adjacent to or near properties that have contained in the past or currently contain underground and/or above-ground storage tanks used to store regulated substances such as petroleum products or other hazardous or toxic substances. Some of the properties owned, operated or managed by the Company are in the vicinity of properties which are currently or have been subject to releases of regulated substances and remediation activity, and the Company is currently aware of several properties owned, operated or managed by the Company which may be impacted by regulated substances which may have migrated from adjacent or nearby properties or which may be within the borders of areas suspected to be impacted by regional groundwater contamination. In addition, the Company is aware of the presence or the potential presence of regulated substances in the soil or groundwater at several properties owned, operated or managed by it which may have resulted from historical or ongoing activities on those properties. Based on the information available to date, the Company believes that the environmental issues described above will not have a material adverse effect on the Company; however, the environmental information on which this conclusion is based does not constitute an assurance or guarantee by the Company or any other person as to the presence or absence of any type of environmental problem in, on, under or around the hotel properties. Also, on many of the managed and franchised properties, the Company has not performed or received the results from any environmental investigations. Given the specific nature and limited scope of the environmental information obtained by the Company to date, the environmental issues described above may be more severe than indicated, and environmental problems may exist that have not been uncovered.

         As a result of the foregoing limitations on performing environmental investigation and due to the fact that environmental laws and conditions are subject to frequent change, there can be no assurance that environmental liabilities or claims will not adversely affect the Company in the future.

GOVERNMENT REGULATION

         The hotel industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. The Company also is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. In addition, the Company is subject to federal regulations and certain state laws that govern the offer and sale of franchises. The Company believes that it has the necessary permits and approvals to operate each of its hotels and their respective businesses.

         Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that its hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. While the Company may be required to incur additional costs of complying with the ADA in the future, the Company does not expect such costs to have a material adverse effect on the Company's financial condition or results of operations.

TRADEMARKS

         The service marks "Wyndham" and "Wyndham Garden" are material to the Company's business. The Company has filed an application with the United States Patent and Trademark Office (the "USPTO") for registration of the Wyndham service mark. The Company also has filed an application with the USPTO for registration of the "The Right Way, The Wyndham Way" slogan, the Company's 800-WYNDHAM reservation number and certain other marks as service marks. In addition, the Company has registered "Wyndham Garden," the Wyndham "W" logo and "Triple Upgrade" as service marks with the USPTO. The Company also claims common law service mark rights in the Wyndham "W" logo, the foregoing marks as well as certain other marks. The Company has registered "Wyndham" and "Wyndham Garden" as service marks in various states and "Wyndham" and "Wyndham Garden" as service marks in Puerto Rico and various foreign countries.

         The Company's application to register "Wyndham" also claims exclusive use of this mark with the exception of two limited areas in which the Company is aware of prior uses of the "Wyndham" mark by hotel operators that have no existing or historical relationship with the Company. One of these hotels is located in Ambler, Pennsylvania, and the other is located in Manhattan (the "Mados Wyndham Hotel"). The Company has not used the Wyndham name in connection with the operation of a Wyndham hotel in either of these areas.

         In June 1992, the managers and lessees of the Mados Wyndham Hotel, John and Suzanne Mados (the "Madoses"), registered the name "Wyndham Hotel" with the New York Secretary of State pursuant to a New York State statute that provides that the owner or operator of a hotel in the State of New York may register the name of a hotel and such registration grants, prima facie, the exclusive right to use the name in the State of New York. However, this presumption of exclusive use can be rebutted, and the registration may be revoked at the time enforcement is sought if the registrant never had exclusive use of the mark in New York State.

         In February 1995 and June 1995, respectively, the current owners of the Mados Wyndham Hotel, Yassky-Wyndham Partnership ("Yassky"), filed Notices of Opposition to the Company's applications with the USPTO for registration of "Wyndham" and "Wyndham Garden" as service marks, claiming prior use of the "Wyndham" mark and requesting that the Company's applications be denied. The Company subsequently entered into a settlement agreement with Yassky pursuant to which Yassky assigned to the Company all of its rights (to the extent it had any) in the "Wyndham" mark throughout the world with the exception of 11 New York State counties, including New York County and Queens County. The Company believes that it and Yassky each have non-exclusive rights to use the mark "Wyndham" in these 11 counties. In addition, Yassky withdrew its Oppositions to the Company's federal applications for registration of the "Wyndham" and "Wyndham Garden" marks. Pursuant to the settlement agreement, the Company must pay a royalty to Yassky if it undertakes the operation of a Wyndham brand hotel in any of the 11 counties identified in the Settlement Agreement.

         In June 1995, the Madoses filed a Notice of Opposition to the Company's application for federal registration of the "Wyndham" mark, also claiming prior use of the "Wyndham" mark and requesting that Wyndham's registration be denied. The Trademark Trial and Appeal Board has suspended the Opposition Proceeding pending resolution of the New York Action.

         In July 1996, the Madoses filed a Petition to Cancel the Company's registration for the mark "Wyndham Garden." The Company filed its Answer to the Petition to Cancel in August 1996, and the Madoses filed a Motion to Suspend Proceedings until a final determination is made regarding the action described below under "Legal Proceedings."

         The Company does not believe that the Madoses' narrow common law rights to use the Wyndham name will prevent the Company's registration of its exclusive right to use the "Wyndham" mark throughout the country with the exception of the limited area surrounding the Mados Wyndham Hotel in Manhattan and Ambler, Pennsylvania. Because of national recognition of the Wyndham name as a result of the Company's operations, the Company believes that it has substantial common law rights to use the mark "Wyndham." It is likely, however, that the Madoses' prior operation of the Mados Wyndham Hotel will prevent the Company from operating Wyndham brand hotels or advertising the Wyndham brand name in connection with the operation of a Wyndham brand hotel within a geographic area within the borough of Manhattan or possibly within a larger radius of the Mados Wyndham Hotel. For further information relating to disputes involving the "Wyndham" mark, see "Legal Proceedings" below.

RISK FACTORS

         All statements other than statements of historical fact contained in this report, including statements under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," concerning the Company's financial position and liquidity, results of operations, prospects for continued growth through internal initiatives and external opportunities, conditions in the lodging industry generally, relationships with strategic partners, and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in or contemplated by such forward-looking statements include the risks described below. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the risks described below, and elsewhere in this report.

         The Company cautions the reader that the risks described below may not be exhaustive. The Company operates in a changing business environment, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Risks Associated with the Lodging Industry

         The Company's business is subject to the operating risks inherent in the lodging industry. These risks include changes in general and local economic conditions, cyclical overbuilding in the lodging industry, varying levels of demand for rooms and related services, competition from other hotels, changes in travel patterns, the recurring need for renovation, refurbishment and improvement of hotel properties, changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs, changes in interest rates, the availability of financing for operating or capital needs and changes in real estate taxes and other operating expenses. There can be no assurance that regulatory compliance or downturns or prolonged adverse conditions in real estate or capital markets or national or local economies will not have a material adverse effect on the Company's results of operations.

Competition in the Lodging Industry

         The lodging industry is highly competitive. The Company's upscale hotels compete with other national limited and full service hotel companies, as well as with various regional and local hotels. Some of the larger hotel chains with which the Company's upscale hotels compete include Marriott, Sheraton, Hyatt, Hilton and Embassy Suites. The Company's extended-stay hotels compete on a local level. The Company anticipates that competition within the extended-stay industry segment will increase substantially in the foreseeable future. In the midprice category of the extended-stay industry segment, a number of other lodging chains and developers have recently announced plans to develop or are currently developing extended-stay hotels which may compete with the Company's hotels. A number of the Company's competitors for both upscale and extended-stay hotel properties are larger, operate more hotels and have substantially greater financial and other resources than the Company. In addition, some of the Company's competitors operate hotel properties that have locations superior to those of the Company's hotels. Competitive factors in the lodging industry include room rates, quality of accommodations, name recognition, service levels and convenience of location. There can be no assurance that demographic, geographic or other changes in markets in which the Company's hotels are located will not adversely affect the convenience or desirability of certain of the Company's hotels. Furthermore, there can be no assurance that new or existing competitors will not significantly lower rates or offer greater conveniences, services or amenities or significantly expand or improve facilities in a market in which the Company's hotels compete, thereby adversely affecting the Company's results of operations. See "Business -- Competition."

Risks Associated with Expansion

         Growth Risks. The Company's revenues and net income have grown substantially during the past several years as a result of adding new management contracts, acquiring, renovating and developing additional hotels, and from increases in revenues and net income at existing hotels. The Company intends to continue to pursue an aggressive growth strategy for the foreseeable future, but there can be no assurance that the Company will successfully achieve its growth objectives. The Company is subject to a variety of business risks generally associated with growing companies. The Company's ability to pursue successfully new growth opportunities will depend on many factors, including, among others, the Company's ability to identify suitable growth opportunities, finance acquisitions and renovations and successfully integrate new hotels into its operations. While the Company believes that it has sufficient capital to fund its growth strategy in the near term, this belief is primarily premised on adequate cash being generated from operations and the Company's Revolving Credit Facility. There can be no assurance that the Company will generate adequate cash from operations. In addition, the Company may seek an increase in the capital available to it under the Revolving Credit Facility or otherwise obtain additional debt or equity financing, depending upon the amount of capital required to pursue future growth opportunities or address other needs. There can be no assurance that such increase or additional financing will be available to the Company on acceptable terms, if at all. As of December 31, 1996, the available balance under the Revolving Credit Facility was $42.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

         In addition, there can be no assurance that the Company will be able to integrate successfully new hotels or new hotel products into its operations, such as the Company's extended-stay hotel product (which unlike the Company's other hotels, are not upscale and are not operated on a regular stay basis), that new hotels or new hotel products will achieve revenue and profitability levels comparable to the Company's existing hotels or that the combined business will be profitable. Newly acquired or developed hotels typically begin with lower occupancy and room rates. Furthermore, the Company's expansion within its existing markets could adversely affect the financial performance of the Company's existing hotels or its overall results of operations. Expansion into new markets may present operating and marketing challenges that are different from those currently encountered by the Company in its existing markets. There can be no assurance that the Company will anticipate all of the changing demands that expanding operations will impose on its management, management information and reservation systems, and the failure to adapt its systems and procedures could have a material adverse effect on the Company's business. See "Business -- Growth Strategy."

         Competition for Expansion Opportunities. The Company competes for management contract, acquisition, development, lease, franchise and other expansion opportunities. The Company competes for these expansion opportunities with national and regional hotel companies, some of which have greater financial and other resources than the Company. Competitive factors for expansion opportunities include relationships with hotel owners and investors, the availability of capital, financial performance, management fees, lease payments, brand name recognition, marketing support, reservation system capacity and the willingness to provide funds in connection with new management and lease arrangements. The Company's failure to compete successfully for expansion opportunities or to attract and maintain relationships with hotel owners and investors could adversely affect the Company's results of operations. See "Business -- Competition."

         Acquisition and Development Risks. The Company expects that it may acquire additional hotels in the future. Acquisitions entail the risk that investments will fail to perform in accordance with expectations. The Company also intends to continue redevelopment and conversion of other acquired hotels to Wyndham Garden Hotels. In addition, the Company may develop new hotels in the future, depending on market conditions. Significant hotel renovations and new project development are subject to a number of risks, including risks of construction delays or cost overruns, risks that the properties will not achieve anticipated performance levels and new project commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations. These and other risks could result in the incurrence of substantial costs for a project that is never completed. The Company anticipates that most acquisitions, substantial renovations and development will be financed under the Revolving Credit Facility, through joint ventures or with other forms of short-term secured or unsecured financing. See "Business -- Growth Strategy." Permanent financing for these projects, however, might not be available or might be available only on disadvantageous terms. If permanent debt or equity financing were not available on acceptable terms to refinance projects undertaken without permanent financing, such projects could be curtailed and the Company's working capital could be adversely affected.

DEPENDENCE ON MANAGEMENT CONTRACTS AND ON CERTAIN HOTEL OWNERS

         Management contracts are acquired, terminated, renegotiated or converted to franchise agreements in the ordinary course of the Company's business. Crow Family Members, who own approximately 47.3% of the Company's issued and outstanding Common Stock, have interests in 16 hotels that the Company manages pursuant to management contracts. The Company also operates 17 hotels owned by Bedrock, which owns approximately 11.4% of the Company's issued and outstanding Common Stock. In addition, Crow Family Members, Trammell Crow Residential and Greystar were founders and remain principal stockholders of Homegate, which owns the six extended-stay hotel properties managed by the Company. While the average remaining term of the Company's management contracts for Wyndham brand hotels as of December 31, 1996 was approximately 14 years (including renewals that the Company may elect to exercise), these management contracts generally may be terminated by the owner of the hotel property if the Company fails to meet certain performance standards, if the property is sold to a third party, if the property owner defaults on indebtedness encumbering the property and/or upon a foreclosure of the property. The terms of the 3 non-Wyndham brand upscale hotel management contracts range from one month to eight years, and the Company's extended-stay hotel management contracts are for a term of 10 years. Other grounds for termination of the Company's upscale hotel management contracts include a hotel owner's election to close a hotel and certain business combinations involving the Company in which the Wyndham name or current management team does not survive. The Company's extended-stay management contracts generally can be terminated if certain performance standards are not met or upon a sale or foreclosure of the property. In addition, the contracts can be terminated upon payment of a cancellation fee without cause if Homegate desires to manage the hotels internally. There can be no assurance that the Company will be able to replace terminated contracts or that the terms of renegotiated or converted contracts will be as favorable as the terms that existed before such renegotiation or conversion. The Company also is subject to the risk of deterioration in the financial condition of a hotel owner and such owner's ability to pay management fees to the Company. In addition, in certain circumstances, the Company makes or may be required to make loans to or capital investments in hotel properties in connection with management contracts. See "Business -- Management Contracts." A material deterioration in the operating results of one or more of these hotel properties and/or a loss of the related management contracts could adversely affect the value of the Company's investment in such hotel properties. In addition, the Company historically has relied on Crow Family Members, Bedrock and other hotel owners and investors for various acquisition, renovation, development and other expansion opportunities. Although the Company believes that it enjoys satisfactory relationships with such hotel owners and investors, there can be no assurance that such relationships will remain satisfactory or that such owners and investors will continue to provide expansion opportunities in the future. See "-- Growth Strategy."

CONFLICTS OF INTEREST

         Future Dealings with Affiliates of the Company. Crow Family Members, certain of their affiliates and Bedrock are, collectively, parties to 33 management contracts as well as other business arrangements with the Company. See "Certain Relationships and Transactions." In addition, affiliates of Crow Family Members, Trammell Crow Residential and Greystar were founders and remain principal stockholders of Homegate. The foregoing relationships, coupled with the ownership of Common Stock by Crow Family Members and Bedrock, as well as their representation on the Company's Board of Directors, could give rise to conflicts of interest. Although the Company believes that its management contracts with these persons are on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties, there can be no assurance that these parties will continue to transact business with the Company or that they will not attempt to use their ownership positions with the Company to influence the terms on which they transact business with the Company in the future. In addition, the Company's senior executive officers have ownership interests in hotels that are managed but not owned by the Company. An entity owned by Crow Family Members and the Senior Executive Officers has developed a new central reservations system for the Company, and is continuing to develop the integrated property management component of such system. The timing, performance and continued availability of such system is not fully within the Company's control. The outside interests of the Senior Executive Officers could give rise to certain conflicts of interest that may result in decisions that do not fully reflect the interests of all stockholders. See "Business -- Growth Strategy -- III. Ability to Execute Growth Strategy -- Relationships with Hotel Investors."

         Conflicts Involving Certain Board Members. Robert A. Whitman and Daniel A. Decker, who are directors of the Company, are principals of Hampstead, which is related to an entity that has an ownership interest in Bedrock and through other entities also has interests in another hotel company that in the past has competed, and in the future may compete, with the Company for both guests and hotel acquisitions. Hampstead is an investment firm and may from time to time acquire interests in other hotel companies or assets. Consequently, Messrs. Whitman and Decker may have conflicts of interest with respect to certain matters potentially or actually involving or affecting the Company and such other hotel-related investments, such as acquisition, development, financing and other corporate opportunities that may be suitable for the Company and such other hotel companies. In addition, such directors also may have conflicts of interest with respect to corporate opportunities suitable for both the Company and Hampstead or related entities. To the extent such opportunities arise, such directors will make a determination after consideration of a number of factors, including whether such opportunity is presented to any such director in his capacity as a director of the Company or as an affiliate of such other hotel company or of Hampstead, whether such opportunity is within the Company's line of business or consistent with its strategic objectives and whether the Company will be able to undertake or benefit from such opportunity. The Company and Bedrock have agreed that the Company will be permitted to manage for a term of 15 years any hotel that is sourced by Bedrock and contains 250 or fewer rooms. See "Growth Strategy -- Primary Growth Opportunities -- Wyndham Garden Hotel Redevelopment and Conversion Program."

         Policy with Respect to Related Party Transactions. The Company has implemented a policy requiring any material transaction (or series of related transactions) between the Company and related parties to be approved by a majority of the directors not affiliated with the Company, if any, upon such directors' determination that the terms of the transaction are no less favorable to the Company than those that could have been obtained from unrelated third parties. The policy defines a material related party transaction (or series of related transactions) as one involving a purchase, sale, lease or exchange of property or assets or the making of any investment with a value to the Company in excess of $1.0 million or a service agreement (or series of related agreements) with a value in excess of $1.0 million in any fiscal year. There can be no assurance that this policy always will be successful in eliminating the influence of conflicts of interest.

RISKS ASSOCIATED WITH OWNING OR LEASING REAL ESTATE

         The Company owns or leases 22 of the 82 hotels in its Portfolio. Accordingly, the Company will be subject to varying degrees of risk generally related to owning and leasing real estate. These risks include, among others, changes in national, regional and local economic conditions, local real estate market conditions, changes in interest rates and in the availability, cost and terms of financing, liability for long-term lease obligations, the potential for uninsured casualty and other losses, the impact of present or future environmental legislation and compliance with environmental laws, adverse changes in zoning laws and other regulations, many of which are beyond the control of the Company and inclement regional weather conditions. In addition, real estate investments are relatively illiquid; therefore, the ability of the Company to vary its Portfolio in response to changes in economic and other conditions may be limited.

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has 20,018,299 shares of Common Stock outstanding, of which 4,844,169 shares are freely tradeable by persons other than "affiliates" of the Company without restriction or limitation under the Securities Act of 1933, as amended (the "Act"). The remaining 15,174,130 shares are "restricted securities" within the meaning of Rule 144 adopted under the Act and may not be sold in the absence of registration under the Act unless an exemption from registration is available, including the exemption contained in Rule 144. The holders of the remaining 15,174,130 shares of Common Stock possess registration rights with respect to such shares. In addition, the Company has filed a registration statement under the Act to register the shares of Common Stock issuable upon the exercise of stock options granted under the Company's 1996 Long Term Incentive Plan and Non-Employee Directors' Retainer Stock Plan. In September 1996, certain senior executive officers of the Company (the "Borrowers") entered into margin loan transactions ("Margin Loans") with Smith Barney, Inc. (the "Lender") for personal loans in which an aggregate of 823,529 shares of Common Stock (the "Pledged Shares") held by the Borrowers were pledged as collateral for the Margin Loans. As a condition to the Margin Loans, the Company entered into a Registration Rights Agreement with the Lender, which provides the Lender and its affiliates with certain registration rights with respect to the Pledged Shares. Future sales of shares of Common Stock registered under the Act or pursuant to Rule 144 or otherwise, or the perception that such sales could occur, could have an adverse effect upon the market price for the Common Stock.

CONTROL BY PRINCIPAL STOCKHOLDERS

         Crow Family Members beneficially own an aggregate of approximately 47.3% of the outstanding shares of the Company's Common Stock, and Bedrock beneficially owns approximately 11.4% of the Company's issued and outstanding Common Stock. In addition to the ability of Crow Family Members, either independently or together with Bedrock, to block certain actions requiring stockholder approval by virtue of the substantial number of shares of Common Stock held by them, the terms of a stockholders' agreement among the Company, Crow Family Members, Bedrock, the Company's Senior Executive Officers and Susan
T. Groenteman, a director of the Company (the "Stockholders' Agreement"), has the effect of concentrating control of the Company among these parties. Under the terms of the Stockholders' Agreement, Crow Family Members (together with the Senior Executive Officers and Ms. Groenteman) and Bedrock have agreed, among other things, to allocate between themselves the right to nominate members of the Board of Directors of the Company as long as they continue to own a substantial number of shares of the Company's Common Stock. In addition, pursuant to the terms of the Stockholders' Agreement, Crow Family Members and Bedrock have allocated among themselves the right to designate the Chairman of the Board so long as either party owns shares of Common Stock covered by the Stockholders' Agreement that represents at least 30% of the Company's outstanding Common Stock. Such provisions in the Stockholders' Agreement will ensure such parties' ability to control the election of the members of the Board of Directors and will enable such parties to control the management and affairs of the Company.

SIGNIFICANT DEBT AND LEASE OBLIGATIONS

         At December 31, 1996, the Company's long-term consolidated debt was approximately $109.7 million, its total stockholders' equity was approximately $75.6 million and its ratio of earnings to fixed charges on a pro forma basis for the year ended December 31, 1996 was 2.0 to 1. The Company's indebtedness is substantial in relation to its stockholders' equity. In addition, the Company has significant lease obligations with respect to the 12 hotel properties operated pursuant to long-term leases. See "Business -- Long-Term Hotel Leases." For the year ended December 31, 1996, the Company's rent expense was approximately $14.9 million on a pro-forma basis after giving effect to the formation of the Company, the initial public equity and Notes offerings and related transactions. The degree to which the Company is leveraged, as well as its rent expense, could have important consequences to holders of Common Stock, including: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness and rent expense, thereby reducing the funds available to the Company for its operation; and (iii) certain of the Company's indebtedness, including the Revolving Credit Facility contains financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends and sales of assets and imposing minimum net worth requirements. There can be no assurance that the Company's operating results will be sufficient for the payment of the Company's indebtedness. In addition, the Company's indebtedness could increase the Company's vulnerability to adverse general economic and lodging industry conditions (including increases in interest rates) and could impair the Company's ability to take advantage of significant business opportunities that may arise.

DEPENDENCE ON SENIOR MANAGEMENT

         The Company's success will depend largely on the efforts and abilities of senior management. The loss of the services of the Senior Executive Officers could have a material adverse effect on the Company's business. The Company has not entered into employment agreements with any member of senior management.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

         The lodging industry is seasonal in nature. Quarterly earnings may be adversely affected by events beyond the Company's control, such as poor weather conditions, economic factors and other considerations affecting travel. In addition, the loss of one or several management contracts, the timing of achieving incremental revenues from additional hotels and the realization of a gain or loss upon the sale of a hotel also may adversely impact earnings comparisons. If the Company loses a management contract that has capitalized acquisition costs, the Company will record a write-off of the remaining book value (less any termination fees received) of such capitalized costs, which could have a material adverse effect on the operating results during the period in which the write-off occurred. In addition, the Company's quarterly earnings could be adversely affected by the loss of a hotel investment made in connection with a management contract or other investment arrangement.

ENVIRONMENTAL MATTERS

         Under various federal, state, local and foreign environmental laws, ordinances and regulations ("Environmental Laws"), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. The presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the cost of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. The operation and removal of certain underground storage tanks also are regulated by federal and state laws. In connection with the ownership and operation of its hotel properties, including properties owned, as well as leased, managed or franchised by the Company, the Company could be held liable for the cost of remedial action with respect to such regulated substances and storage tanks and claims related to them. In addition to clean-up actions brought by federal, state and local agencies, the presence of hazardous or toxic substances on a hotel property also could result in personal injury or similar claims by private plaintiffs. The Company has received environmental information covering its owned and leased properties and certain of its managed and franchised properties; however on many of the managed and franchised properties, the Company has not performed or received the results from any environmental investigations. As a result of the foregoing limitations on performing environmental investigation and due to the fact that Environmental Laws and conditions are subject to frequent change, there can be no assurance that environmental liabilities or claims will not adversely affect the Company in the future. See "Business -- Environmental Matters" for further information on environmental issues relating to the Company.

ANTI-TAKEOVER MATTERS

         The Company's Certificate of Incorporation and By-laws contain provisions that may have the effect of delaying, deterring or preventing a takeover of the Company that the Company's stockholders may consider to be in their best interest. The Company's Certificate of Incorporation and By-laws provide for a classified Board of Directors serving staggered terms of three years, the prohibition of stockholder action by written consent and advance notice requirements for stockholder proposals and director nominations. The Company's Certificate of Incorporation also grants the Board of Directors the authority to issue up to 5,000,000 shares of preferred stock, having such rights, preferences and privileges as designated by the Board of Directors without stockholder approval. In addition, Section 203 of the Delaware General Corporation Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company. (The Company believes that by its terms, Section 203 does not restrict transactions with C.F. Securities L.P., a partnership owned by Crow Family Members, or any other party to the Stockholders' Agreement that becomes an Interested Stockholder (for purposes of Section 203) as a result of the exercise of certain rights of first offer contained in the Stockholders' Agreement. Finally, the Stockholders' Agreement may have the effect of delaying, deterring or preventing a takeover of the Company, as it restricts the transfer of shares of Common Stock held by Crow Family Members, the Senior Executive Officers, Bedrock and Ms. Groenteman, and also provides for an agreed allocation of director nominations among such parties.

         The indenture governing the Notes provides that, upon the occurrence of (i) the sale of a majority of the fair market value of the assets of the Company, on a consolidated basis, (ii) any person or group not affiliated with the Company's current stockholders becoming the beneficial owner of more than 45% of the total voting power of the Company or (iii) certain changes in a majority of the Board of Directors of the Company during a two-year period (collectively, a "Change of Control"), the holders of the Notes will have the right to require the Company to repurchase their Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. Should a Change of Control occur and a substantial amount of the Notes be presented for purchase, there can be no assurance that the Company or the acquiring party would have sufficient financial resources to enable it to purchase such Notes. In addition, the Change of Control purchase feature of the Notes may make more difficult or discourage a takeover of the Company, and, thus, the removal of incumbent management. The terms of the Revolving Credit Facility prohibit such a Note repurchase. In addition, certain "changes of control," as defined in the Revolving Credit Facility, constitute a default thereunder.

PRICE VOLATILITY

         The market price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that often have been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Common Stock.

ITEM 2.          PROPERTIES

SUMMARY OF HOTELS

         The following table sets forth, as of December 31, 1996, certain information with respect to the Company's hotels.

                                                                            Owned, Leased,
                                                                              Managed or          Number of
                    Hotels                           Hotel Location          Franchised(1)          Rooms
                    ------                           --------------          -------------          -----
 WYNDHAM HOTELS
 --------------
 Wyndham Anatole                               Dallas, TX                       Managed               1,620
 Wyndham Bel Age                               West Hollywood, CA               Managed                 199
 Wyndham Bristol                               Washington, DC                   Managed                 239
 Wyndham Bristol Place Hotel                   Toronto, Canada                   Owned                  287
 Wyndham Checkers Hotel                        Los Angeles, CA                  Managed                 188
 Wyndham Dublin Hotel                          Columbus, OH                   Managed(2)                217
 Wyndham Emerald Plaza                         San Diego, CA                    Managed                 436
 Wyndham Five Seasons                          Cedar Rapids, IA                 Managed                 283
 Wyndham Fort Lauderdale Airport               Fort Lauderdale, FL            Franchised                250
 Wyndham Franklin Plaza                        Philadelphia, PA                 Managed                 758
 Wyndham Greenspoint                           Houston, TX                      Managed                 472
 Wyndham Harbour Island                        Tampa, FL                       Leased(3)                300
 Wyndham Kingston                              Kingston, Jamaica                Managed                 303
 Wyndham Hotel at Los Angeles
  International Airport                        Los Angeles, CA                  Managed                 591
 Wyndham Hotel at Metrocenter                  Phoenix, AZ                      Managed                 284
 Wyndham Milwaukee Center                      Milwaukee, WI                    Managed                 221
 Wyndham Northwest Chicago                     Itasca, IL                       Managed                 408
 Wyndham Palm Springs                          Palm Springs, CA                 Managed                 410
 Wyndham Playhouse Square                      Cleveland, OH                    Managed                 205
 Wyndham Riverfront                            New Orleans, LA                  Managed                 202
 Wyndham Warwick                               Houston, TX                      Managed                 308
                                                                                                       ----
 TOTAL WYNDHAM HOTELS                                                                                    21
 TOTAL WYNDHAM HOTEL ROOMS                                                                            8,181
                                                                                                      =====

 WYNDHAM GARDEN HOTELS
 ---------------------
 Albuquerque                                   Albuquerque, NM                  Managed                 150
 Annapolis                                     Annapolis, MD                    Managed                 197
 Atlanta Gwinnet(4)                            Atlanta, GA                      Managed                 131
 Atlanta North Lake(4)                         Atlanta, GA                      Managed                 131
 Atlanta Perimeter Center                      Atlanta, GA                      Leased                  143
 Bloomington                                   Minneapolis, MN                  Leased                  209
 Bothell                                       Seattle, WA                      Leased                  166
 Brookfield Lakes                              Milwaukee, WI                     Owned                  178
 Buckhead                                      Atlanta, GA                      Managed                 221
 Burlington                                    Burlington, MA                   Managed                 180
 Chandler                                      Phoenix, AZ                      Leased                  159
 Charlotte                                     Charlotte, NC                     Owned                  173
 Commerce                                      Los Angeles, CA                 Owned(3)                 201
 Culver City                                   Culver City, CA                  Managed                 199
 Dallas Market Center(5)                       Dallas, TX                        Owned                  230
 Denver                                        Denver, CO                       Managed                 240
 Detroit Metro                                 Romulus, MI                      Managed                 153

                                                                            Owned, Leased,
                                                                              Managed or          Number of
                    Hotels                           Hotel Location          Franchised(1)          Rooms
                    ------                           --------------          -------------          -----
 Indianapolis                                  Indianapolis, IN                  Owned                  171
 Kansas City Plaza                             Kansas City, MO                  Managed                 241
 Lake Buena Vista                              Orlando, FL                      Managed                 167
 Las Colinas                                   Dallas, TX                       Managed                 168
 Lexington                                     Lexington, KY                    Managed                 177
 Marin/San Rafael                              Marin County, CA                 Managed                 235
 Midtown Atlanta                               Atlanta, GA                      Managed                 191
 Monrovia                                      Monrovia, CA                     Managed                 148
 Naperville                                    Chicago, IL                      Leased                  143
 Nashville Airport                             Nashville, TN                    Leased                  180
 North Phoenix                                 Phoenix, AZ                      Leased                  166
 North San Diego                               San Diego, CA                    Leased                  180
 Novi                                          Detroit, MI                      Managed                 148
 Oakbrook                                      Oakbrook Terrace, IL             Managed                 222
 O'Hare                                        Chicago, IL                      Managed                 242
 Orange County Airport                         Costa Mesa, CA                   Managed                 238
 Overland Park(4)                              Overland Park, KS                 Owned                  181
 Phoenix Airport                               Phoenix, AZ                      Leased                  210
 Piscataway/Somerset                           Piscataway, NJ                   Managed                 165
 Pittsburgh                                    Pittsburgh, PA                   Managed                 140
 Pleasanton                                    Pleasanton, CA                   Managed                 171
 Schaumburg                                    Schaumburg, IL                    Owned                  188
 Seattle-Tacoma Airport                        Seattle, WA                     Leased(3)                204
 Sunnyvale                                     San Jose, CA                     Leased                  180
 Vinings                                       Atlanta, GA                       Owned                  159
 Waltham                                       Waltham, MA                      Managed                 148
 Wood Dale                                     Chicago, IL                      Managed                 162
                                                                                                       ----
 TOTAL WYNDHAM GARDEN HOTELS                                                                             44
 TOTAL WYNDHAM GARDEN HOTEL ROOMS                                                                     7,986
                                                                                                      =====

 WYNDHAM RESORTS
 ---------------
 Inn at Semi-Ah-Moo--A Wyndham                 Blaine, WA                       Managed                 198
  Resort
 The Village at Breckenridge--A
  Wyndham Resort                               Breckenridge, CO               Franchised             235(6)
 Wyndham Aruba Beach Resort &
  Casino                                       Palm Beach, Aruba                Managed                 444
 Wyndham Morgan Bay Resort                     Choc Bay, St. Lucia              Managed                 238
 Wyndham Palmas del Mar                        Humacao, Puerto Rico             Managed                 359
 Wyndham Rose Hall Resort                      Montego Bay, Jamaica            Owned(3)                 489
 Wyndham Sugar Bay Resort                      St. Thomas, U.S.V.I.             Managed                 300
                                                                                                       ----
 TOTAL WYNDHAM RESORTS                                                                                    7
 TOTAL WYNDHAM RESORT HOTEL ROOMS                                                                     2,263
                                                                                                      =====

                                                                            Owned, Leased,
                                                                              Managed or          Number of
                    Hotels                           Hotel Location          Franchised(1)          Rooms
                    ------                           --------------          -------------          -----
 MANAGEMENT SERVICE HOTELS
 -------------------------
 Dedham Hilton                                 Dedham, MA                       Managed                 247
 Pruneyard Inn                                 Campbell, CA                     Managed                 117
 Confidential                                  Confidential                     Managed                 692
                                                                                                       ----
 TOTAL MANAGEMENT SERVICE HOTELS                                                                          3
 TOTAL MANAGEMENT SERVICE HOTEL ROOMS                                                                 1,056
                                                                                                      =====

 EXTENDED-STAY HOTELS
 --------------------
 InnHome America                               Austin, TX                       Managed                 149
 Westar Suites - Amarillo                      Amarillo, TX                     Managed                 124
 Westar Suites - El Paso                       El Paso, TX                      Managed                 124
 Westar Suites - Fiesta Park                   San Antonio, TX                  Managed                 124
 Studio Suites - Grand Prairie                 Grand Prairie, TX                Managed                 139
 Westar Suites - Irving                        Irving, TX                       Managed                 124
 Westar Suites - San Antonio Airport           San Antonio, TX                  Managed                 116
                                                                                                       ----
 TOTAL EXTENDED-STAY HOTELS                                                                               7
 TOTAL EXTENDED-STAY HOTEL ROOMS                                                                        900
                                                                                                       ====

 TOTAL PORTFOLIO                                                                                         82
 TOTAL PORTFOLIO HOTEL ROOMS                                                                         20,386
                                                                                                     ======

 HOTELS CLOSED FOR RENOVATION OR UNDER
 -------------------------------------
 CONSTRUCTION(7)
 ------------
 Wyndham Albuquerque Airport                   Albuquerque, NM                Franchised                266
 Homegate                                      Phoenix, AZ                      Managed                 139
 Homegate                                      Denver, CO                       Managed                 135
 Homegate                                      Dallas, TX                       Managed                 136
 Homegate - Chandler                           Phoenix, AZ                      Managed                 131
 Homegate - Indy Airport                       Indianapolis, IN                 Managed                 136
 Homegate - Lenexa                             Kansas City, KS                  Managed                 117
 Homegate - Overland Park                      Kansas City, KS                  Managed                 133
 Homegate - Northwest                          Austin, TX                       Managed                 120
 Homegate - North                              Austin, TX                       Managed                 120
 Wyndham International Trade Center            Mt. Olive, NJ                    Managed                 141
 La Guardia Airport                            New York, NY                     Managed                 225
 Newark Airport                                Newark, NJ                       Managed                 260
 Wyndham San Juan (Wyndham Resort)             San Juan, Puerto Rico            Managed                 242
                                                                                                       ----
 TOTAL HOTELS UNDER RENOVATION OR
  CONSTRUCTION                                                                                           14
 TOTAL HOTEL ROOMS UNDER RENOVATION OR
  CONSTRUCTION                                                                                        2,301
                                                                                                     ------

          TOTAL HOTELS                                                                                   96
          TOTAL HOTEL ROOMS                                                                          22,670
                                                                                                     ======

--------------------------------

(1)      Ownership Interest Key:

         Owned            =       Wholly owned (100%) and managed by the
                                  Company.
         Leased           =       Long-term lease with unaffiliated third party
                                  and managed by the Company. See "-- Long-Term
                                  Hotel Leases."
         Managed          =       Operated under management contracts. See
                                  "Business -- Management Contracts.
         Franchised       =       Franchised to a third party. See "Business --
                                  Franchising Program."

(2)      The Company owns a partial interest in this hotel.

(3) The Company's interests in these hotel properties (and in the case of the Wyndham Rose Hall Resort, the golf course adjacent to the hotel property) are subject to ground leases which, including renewal options, expire between 2018 and 2077.

(4) These hotels are currently being managed by the Company under a brand other than the Wyndham brand name. Following renovations that are currently underway, these hotels are scheduled to be converted to Wyndham Garden Hotels by the second quarter of 1997.

(5)      This hotel opened as a Wyndham Garden Hotel in March 1997.

(6) The actual room inventory at The Village at Breckenridge fluctuates because approximately 70 rooms at such hotel are owned privately, and the availability of such rooms to the general public depends upon the election of the private owners thereof as to the use of such rooms.

(7) The Albuquerque Airport hotel converted to a Wyndham Hotel in February 1997. The La Guardia Airport Hotel opened as the Garden Hotel at La Guardia Airport in January 1997.

CORPORATE AND REGIONAL OFFICES

         The principal executive offices of the Company are located in Dallas, Texas and are occupied pursuant to a lease that expires in May 1997. Following this period, the lease reverts to a month-to-month term. The Company currently is in the process of obtaining alternate office space in the Dallas area for its executive offices and experts to relocate by the third quarter of 1997. In addition to its executive offices, the Company leases office space in New York City, Fairfax, Virginia, Chicago, Los Angeles, San Jose and Phoenix.

LONG-TERM HOTEL LEASES

         The Company leases and operates 13 hotels. The initial term of the lease relating to the 11 GHALP Properties (the "GHALP Lease") is approximately 16 years with renewals for four consecutive 12 year terms exercisable at the Company's option for all, but not less than all, 11 hotels. While the lessor has retained the right to sell one or more of these leased hotels to third parties (subject to the GHALP Lease), the Company has a right of first refusal to acquire such property, which terms are set forth in the GHALP Lease.

         Rental payments under the GHALP Lease consist of minimum rent (the "Minimum Rent"), payable monthly, and, commencing January 1997, additional rent (the "Additional Rent"), which is based upon growth in revenues at the leased hotels. The Minimum Rent for all of the leased hotels is $1,133,334 per month. The Additional Rent is equal to 8% of the amount, if any, by which the consolidated total hotel sales (as defined in the GHALP Lease) for the 11 leased hotels for the then current year to date exceeds the consolidated total hotel sales for the corresponding period in 1996. The GHALP Lease allows the Company to retain all of the benefit from any increase in operating income from these properties during the term of the GHALP Lease, subject to the payment of Additional Rent. All management fees due to the Company from these hotels are subordinated to rent due to the lessor.

         The GHALP Lease is a triple net lease that requires the Company to maintain the leased hotels in good condition and repair and in conformity with all applicable legal requirements and to make or cause to be made all items of maintenance, repair, replacement and alteration to the leased hotels as necessary for such purposes. The Company has established a reserve account (the "FF&E Reserve") and, throughout the lease term, the Company must add to the FF&E Reserve at the end of each month an amount equal to 5% of total hotel sales during such month to be used for maintenance, repair, replacements and alterations that are proposed by the Company and approved by the lessor. Under certain circumstances, the lessor may be required to fund major repairs, in which event the Minimum Rent will be increased by at least 10% of the amount funded. In addition, the Company is required to pay substantially all expenses associated with the operation of the leased hotels, including all ground rent, if applicable, real estate taxes and insurance. All personal property (except motor vehicles and liquor licenses and permits) owned by the Company and used in connection with the operation of the leased hotels, including personal property purchased with funds from the FF&E Reserve, is pledged to the lessor to secure the Company's obligations under the GHALP Lease. At the termination of the GHALP Lease, any funds remaining in the FF&E Reserve and property purchased with funds from the FF&E Reserve will be paid and title delivered to the lessor as additional charges. In addition, the lessor has the option to purchase any personal property of the Company located at, or used in connection with, the leased hotels at its then net market value.

         In connection with the acquisition of its leasehold interest in the GHALP Properties the Company succeeded to a $13.6 million Retained Fund that was established to secure the lessor's rights under the GHALP Lease. The Company's interest in the Retained Fund is subject to offset if the Company fails to perform its obligations under the GHALP Lease. The Retained Fund, which will earn no interest on the Company's behalf, will be paid to the Company upon the end of the GHALP Lease term provided that the Company has not defaulted under the GHALP Lease. In addition, the Company has pledged to the lessor a security interest that is subordinate to that of the lenders under the Revolving Credit Facility of all of the capital stock of its subsidiary that is the lessee under the GHALP Lease to secure the obligations under the GHALP Lease.

         Under the GHALP Lease, the Company has agreed to indemnify the lessor, the hotel mortgagees and their agents and assigns against costs resulting from the presence during the lease term of any hazardous substances in, upon or under the soil or groundwater of the leased property or any properties surrounding the leased property in violation of any law or regulation, provided that the costs arise due to the failure by the Company to perform or comply in accordance with all laws and orders applicable to the storage, use, maintenance, spillage, disposition or transfer of hazardous substances or certain lease provisions requiring notice of environmental-related events and activities to be given to the lessor, except to the extent such costs arise from the acts or omissions of the lessor or any other indemnified party or during any period that the lessor is in possession of the leased property. The Company also has agreed to indemnify the lessor against liabilities due to the Company's failure to perform or comply with the lease agreement, any claims relating to the use, misuse or condition of the property caused by the Company, the imposition of any taxes or assessments, or claims arising from accidents, death or personal injury occurring at the leased premises. The lessor may terminate the lease upon an event of default, which includes: the failure to pay rent; failure to maintain required insurance; an uncured default by the Company of any of the terms of the lease agreement; an uncured default under any of the leases constituting the GHALP Lease, the management contracts relating to the properties and certain other related documents; the loss of any material license or permit; any false or misleading material representation or warranty made by the Company contained in the GHALP Lease or certain other related documents; the Company not paying debts as they become due or making a general assignment for the benefit of creditors; filings under any federal or state bankruptcy or insolvency laws with respect to the Company; levy upon or attachment of the Company's interest in the leased property; or the tenant under the GHALP Lease at any time ceasing to be a wholly owned direct or indirect subsidiary of the Company. The lessor may cancel the Company's management agreements related to these hotels in the event the GHALP Lease is in default. Upon a termination due to an event of default, the Company is liable for the rental payments that would have been payable for the remainder of the unexpired term. If the lessor re-lets the properties, however, the Company is liable for only the difference between the proceeds from re-letting and proceeds that would have been payable had the GHALP Lease remained in effect for the duration of the term. In addition to damages that the lessor may receive pursuant to the preceding sentence as a result of the Company's default, the lessor may elect to require the Company to pay as final liquidated damages the amount of the excess of the lease payments that would have been payable from the date of termination through the unexpired term over the fair rental value of the properties for the same period.

         Under the purchase contract relating to the sale of the GHALP Properties to the lessor, GHALP undertook to indemnify the lessor against any liabilities arising out of GHALP's actions in connection with the ownership or operation of the GHALP Properties and any third party claims in connection with such properties occurring prior to the consummation of the sale. In addition, the lessor undertook to indemnify GHALP against any liabilities arising out of the lessor's actions in connection with the ownership or operation of the GHALP Properties and any third party claims in connection with such properties occurring after the sale. In connection with the formation of the Company, the Company assumed GHALP's rights and obligations under the purchase contract. The Company also assumed the representations and warranties made by GHALP under the purchase contract, including that, to GHALP's knowledge, at the time of the agreement: no undisclosed conditions, agreements, litigation or environmental liabilities existed that would materially and adversely affect the properties or result in the imposition of a lien upon any of the GHALP Properties; no taxes were delinquent; the properties had access to sufficient utilities and services; the properties and the use and operation thereof did not violate any material law; all material licenses and permits necessary to the operation of the GHALP Properties were in effect; and the copies of the ground leases delivered to the lessor were true, valid and not in default. Liability with respect to the representations and warranties survive through April of 1997.

         The GHALP Lease restricts the Company from owning, building, franchising, managing or operating any Wyndham Garden Hotel within a designated area surrounding each respective GHALP Property during the lease term. Hotel products other than Wyndham Garden Hotels are expressly excluded from this restriction.

         In connection with the entry by a subsidiary of the Company into the lease relating to the Wyndham Hotel property in Salt Lake City (the "Salt Lake City Lease"), the Company has entered into a Limited Guaranty Agreement (the "Limited Guaranty") pursuant to which the Company has guaranteed the obligations of the lessee under the Salt Lake City Lease and has deposited with the lessor a guaranty deposit in the amount of $5,275,000. Provided that no event of default occurs, the deposit balance accumulates interest at the rate of 11.11% per annum. Accrued interest on this deposit will be credited against the monthly Minimum Rent to be paid by the Company under the Salt Lake City Lease. In general, the unapplied balance of the guaranty deposit will be returned to the Company at such time that, after January 1, 1998, for a period of 12 consecutive months, the hotel property meets or exceeds certain cash flow targets set forth in the Limited Guaranty and satisfies certain other requirements (the "Performance Criteria"). In the event that the Performance Criteria are not met, the guaranty deposit will be returned upon the Company's satisfaction of all obligations under the Salt Lake City Lease.

         The terms of the Salt Lake City Lease by and between HPTSLC Corporation, a Delaware corporation, and a subsidiary of the Company, are generally similar to those of the GHALP lease set forth above but vary as to the following provisions. The Minimum Rent under the Salt Lake City Lease is $4,400,004 per year and Additional Rent for the 1998 fiscal year is equal to 5% of the amount, if any, by which the Total Hotel Sales (as defined in the Salt Lake City Lease) for the then current year to date exceed total hotel sales (the "Excess Total Hotel Sales") for the equivalent period in 1997 and 8% of the Excess Total Hotel Sales for the equivalent period in 1998 for each fiscal year thereafter during the term of the Lease.

         The Salt Lake City Lease requires a cash security deposit of $4,725,000 (the "Security Deposit") that cannot be mortgaged, assigned, transferred or otherwise encumbered by the lessee without prior written consent except for certain authorized leasehold mortgages. Provided that the Company complies with all terms, covenants and conditions of the Salt Lake City Lease, the Security Deposit will be returned to the Company at the end of the term of the lease. Improvement advances in an aggregate amount of up to $3,250,000 may be advanced by the lessor for certain improvements to the hotel.

         The Company has agreed that under the following circumstances, in addition to the events of default outlined under the GHALP Lease, the lessor under the Salt Lake City Lease may terminate the lease: in the case of any false or misleading material representation or warranty made by the Company or any Affiliated Person as to the Company contained in the lease or certain other related documents, or if the Limited Guaranty is disaffirmed, disavowed or challenged by the Company. The Salt Lake City Lease also reserves the option for HPTSLC Corporation, exercisable on or before the fifth anniversary of the date of the lease, to require amendments to both the GHALP Lease and the Salt Lake City Lease providing that (i) an event of default under either of such leases would constitute an event of default under the other lease; (ii) that the renewal option under the GHALP Leases could not be declined unless the renewal option under the Salt Lake City Lease were also declined; and (iii) that amounts in the FF&E Reserves under each of the GHALP Leases and the Salt Lake City Lease be pooled and consolidated.

         The Salt Lake City Lease restricts the Company from owning, building, franchising, managing or operating any full-service Wyndham Hotel within a designated area surrounding the hotel during the lease term. Wyndham Garden and Resort Hotels are expressly excluded from this restriction.

         The remaining leased hotel is leased to the Company from an unaffiliated third party pursuant to a capitalized lease with a remaining term of 22 years. The lease requires payment of base rent of $2,300,000 per year plus contingent rent through 1999 of 20% of the amount net operating income before management fees exceeds base rent plus the management fee and thereafter, 50% of such amount.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         On June 29, 1992, the Madoses filed a lawsuit in the New York Supreme Court, County of New York, against Wyndham Hotel Company, Wyndham Hotel Company, Ltd., Wyndham Hotel Management Corporation d/b/a Wyndham Hotels & Resorts (referred to herein as "The Old Management Company") and Yassky-Wyndham Partnership. The lawsuit seeks a declaratory judgment that, based on their prior use of the Wyndham name, the Madoses possess the exclusive right to use the Wyndham name and mark in connection with the operation of a hotel in New York City or within a 50 mile radius thereof. The Old Management Company acknowledges that use of the Wyndham name in connection with the operation of the Mados Wyndham Hotel (defined under "Business -- Trademarks") has created certain service mark rights in a limited geographic area within the borough of Manhattan, but denies the Madoses' claim to exclusive use of the Wyndham name within a 50 mile radius of the Mados Wyndham Hotel. The suit also seeks an injunction enjoining The Old Management Company from using the "Wyndham" mark in connection with the advertisement, promotion, management or operation of a hotel in New York City or within a 50 (subsequently amended to 100) mile radius thereof.

         On January 29, 1996, the court issued a temporary restraining order that is limited to the borough of Manhattan or within a 50 mile radius (within the State of New York), which, as modified in a subsequent opinion of February 13, 1996, prohibits The Old Management Company from operating or managing a hotel using the "Wyndham" name pending the resolution of the lawsuit and from advertising the Company's property at LaGuardia Airport (which is currently under renovation).

         Post trial filings have been completed for the trial on the above proceedings that occurred from May 14 to May 31, 1996, and The Old Management Company is awaiting the court's decision. After the trial, the Madoses sought to increase the radius of the requested injunction from 50 to 100 miles.

         The Old Management Company has appealed the trial court's modification of the temporary restraining order subsequent to the trial to permit The Old Management Company to use the word "Wynd" in connection with its Garden Hotel at La Guardia Airport under certain conditions unacceptable to The Old Management Company. It is not known when a decision will be rendered by the trial court or the appellate court.

         It is possible that the Company could be named as a defendant in this litigation or that additional proceedings could be instituted against the Company. An adverse decision in the litigation could prevent the Company from operating hotels, including the Company's Garden Hotel at La Guardia Airport, as Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a limited geographic area in the borough of Manhattan or within a 50 to 100 mile radius of the Mados Wyndham Hotel. It is management's opinion that the losses resulting from the ultimate resolution of the aforementioned lawsuit are not currently ascertainable. For further information relating to disputes involving the "Wyndham" mark, see "Business -- Trademarks" above.

         The Tampa Region of the Florida Department of Revenue (the "FDR") has asserted that the Company may be liable for sales and use tax as a result of the Company's management of the Wyndham Harbour Island Hotel ("Harbour Island") in Tampa, Florida. The FDR performed an audit of Harbour Island covering the period from August 1990 through June 1995. On the basis of the audit, the FDR made a determination that the Company owed approximately $1 million (including penalties and interest) in taxes for such period. The FDR subsequently reduced their assessment to approximately $600,000. The Company believes that it has meritorious defenses with respect to the amount claimed by the FDR, and in February 1997 the Company filed an appeal of such amount with the FDR. The owners of Harbour Island have agreed to indemnify the Company with respect to any additional sales and use tax paid by the Company for the audit period. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial condition. See Note 13 to the Company's Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 4A.               EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the current directors of the Company, and the persons nominated for election as directors of the Company at its 1997 Annual Meeting of Shareholders appears in the Company's Proxy Statement under the caption "Election of Directors." Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

         Officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The current executive officers of the Company are as follows:

                  Name                      Age                        Position with Company
                  ----                      ---                        ---------------------
 James D. Carreker                          49       President and Chief Executive Officer
 Leslie V. Bentley                          45       Executive Vice President and Wyndham Garden Division
                                                     President
 Anne L. Raymond                            39       Executive Vice President and Chief Financial Officer
 Stanley M. Koonce, Jr.                     48       Executive Vice President--Marketing, Planning and
                                                     Technical Services
 Charles E. Griffin                         63       Senior Vice President--Human Resources
 Carla S. Moreland                          37       Vice President--General Counsel and Secretary
 Glen H. Griffith                           62       Vice President--Chief Information Officer
 Edward L. Stahl                            52       Vice President--Marketing
 John P. Klumph                             41       Vice President--Corporate Controller
 John J. Kelly                              48       Vice President--Technical Services

         JAMES D. CARREKER has served as President and Chief Executive Officer of the Company since May 1988 and as a director of the Company since February 1996. He also served as Chief Executive Officer of Trammell Crow Company, an affiliated entity and national real estate company, from August 1994 to December 1995. Prior to 1988, Mr. Carreker served as President of Burdine's, the Miami based division of Federated Department Stores. Mr. Carreker has been a Director of Homegate Hospitality, Inc. since October 1996.

         LESLIE V. BENTLEY has been employed by the Company since March 1985, has served as Executive Vice President and Wyndham Garden Division President of the Company since May 1990 and was elected a director of the Company in January 1997. From January 1987 to June 1988, Mr. Bentley served as Regional Vice President of the Company. From June 1988 to December 1988, Mr. Bentley served as Vice President of Operations of the Company, and from December 1988 to May 1990, he served as Senior Vice President of Operations of the Company. Prior to joining the Company, Mr. Bentley was employed by Marriott Hotels for eight years.

         ANNE L. RAYMOND joined the Company in 1983 as Controller and served in that and other financial capacities through September 1987. From September 1987 to July 1994, she served as Investment Manager for Crow Family Holdings, an affiliated entity, where her responsibilities included managing and overseeing Crow Family Holdings' interests in the Trammell Crow Company, an affiliated entity, and Wyndham. Upon the formation of the Crow Investment Trust in August 1994, Ms. Raymond was named Director--Capital Markets thereof and had responsibility for developing and maintaining investment relationships with real estate capital sources. In March 1995, Ms. Raymond officially rejoined the Company as Executive Vice President and Chief Financial Officer, and was elected a director of the Company in April 1996.

         STANLEY M. KOONCE, JR. has served as Executive Vice President--Marketing, Planning and Technical Services of the Company since October 1994, was elected a director of the Company in January 1997 and served as Senior Vice President of Sales and Marketing of the Company from October 1989 to October 1994. Mr. Koonce served as President of CUC Travel Services, a division of CUC International, in Stamford, Connecticut from 1986 to 1989, as Vice President of the Marketing Department with American Express from 1979 to 1986 and as a Director of Finance and Planning for American Airlines from 1976 to 1979.

         CHARLES E. GRIFFIN has served as Senior Vice President--Human Resources of the Company since October 1996. From September 1994 to October 1996, Mr. Griffin served as Executive Vice President of Rocco Originals, Inc., a sunglasses manufacturer and wholesaler in San Antonio, Texas, and from March 1994 to July 1994 as Executive Vice President of Catherine Dial Easley, Inc., a women's accessory company in San Antonio, Texas. From 1993 to 1994, Mr. Griffin was a retail consultant with Strategic Retail Ventures in Dallas, Texas and from 1991 to 1993 was a retail search consultant of executive talent with P.R. Associates of Dallas, Texas. From 1990 to 1991, Mr. Griffin served as President of Suzanne's off-price retail stores in Dallas, Texas, and from 1985 to 1990 served as President and Consultant to Ginnie Johansen Designs, Inc., a women's accessory company in Dallas, Texas. Prior to 1985, Mr. Griffin served in various positions with divisions of Federated Department Stores.

         CARLA S. MORELAND has served as Vice President--General Counsel of the Company since April 1994 and as Secretary since March 1996. From 1988 to 1994, Ms. Moreland practiced law with Weil, Gotshal & Manges in Dallas, Texas, and from 1984 through 1987, she practiced law with Freytag, Perry, LaForce, Rubinstein & Teofan in Dallas, Texas.

         GLEN H. GRIFFITH has served as Vice President--Chief Information Officer of the Company since March 1995. He has also served as Chief Information Officer of Trammell Crow Company, an affiliated entity, and national real estate company, since March 1995. From March 1994 to March 1995 Mr. Griffith was retired from Federated Department Stores and performed independent consulting services. From 1985 to March 1994, Mr. Griffith served as Chief Executive Officer of Federated Systems Group, a division of Federated Department Stores. From 1983 to 1985, Mr. Griffith served as Senior Vice President--MIS for both Sanger Harris Department Stores in Dallas, Texas and Burdine's Department Stores in Miami, Florida, and from 1974 to 1983, he served as Senior Vice President of Sanger Harris Department Stores in Dallas, Texas.

         EDWARD L. STAHL has served as Vice President--Marketing of the Company since December 1995. From 1986 to 1995, Mr. Stahl served as Vice President of Advertising and Marketing Programs for the Sheraton Corporation, where he directed Sheraton's corporate advertising, Frequent Traveler and Partner Marketing Programs. From 1979 to 1986, Mr. Stahl served as Vice President of Consumer Marketing for Epsilon Data Management in Burlington, Massachusetts. From 1975 to 1979, Mr. Stahl held several marketing management positions with both Holiday Inns, Inc. and United Airlines.

         JOHN P. KLUMPH has been employed by the Company since February 1988 and has served as Vice President-Corporate Controller of the Company since 1989. Prior to joining the Company, Mr. Klumph served as Director of Hotel Accounting for Lincoln Hotel Company in Dallas, Texas from 1986 to 1988 and as Controller and Assistant Controller for the Sheraton Corporation in Washington D.C. from 1982 to 1986.

         JOHN J. KELLY has served as Vice President--Technical Services since February 1996. From 1992 to January 1996, Mr. Kelly was Vice President of Marketing for the Orlando office of McDevitt Street Bovis, Inc., a national construction company, where he had responsibility for managing the marketing and operations of the hospitality group. Mr. Kelly served as Director of Construction for ITT Sheraton Corporation from 1989 to 1992, and as Vice President of Design & Construction for Ramada International from 1987 until 1989. Mr. Kelly served in a variety of positions within Holiday Corporation from 1973 until 1987, and was the Vice President of Construction Management for Holiday Corporation from 1983 to 1987.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange and traded under the ticker symbol "WYN." The information appearing in the Company's 1996 Annual Report to Shareholders under the caption "Price Range of Common Stock" is incorporated herein by reference.

         On December 31, 1996, there were 68 holders of record of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

         The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. Furthermore, the terms of the Revolving Credit Facility prohibit the Company from paying, and the indenture governing the Notes limits the Company's ability to pay, dividends on the Common Stock. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

         On February 16, 1996, the Company issued 100 shares of Common Stock to James D. Carreker, its Chief Executive Officer and a director, for nominal consideration. On May 24, 1996, in connection with the Company's initial public offering, the Company issued an aggregate of 15,820,799 shares of Common Stock of the Company to the following parties:

                Name                                               Number of Shares
                ----                                               ----------------
                Crow Family Members                                    9,487,391
                Bedrock                                                2,276,055
                James D. Carreker                                      1,173,316
                Carreker Trust                                            77,671
                Leslie V. Bentley                                        330,377
                Bentley Trust                                             61,680
                Anne L. Raymond                                          380,151
                Stanley M. Koonce, Jr.                                   388,001
                Eric A. Danziger                                         381,234
                Wyndham Employees Ltd.                                   646,669
                Wyndham Hotel Management Corporation                     114,222
                General Electric Pension Trust                           504,032

         With the exception of the shares issued to Bedrock and General Electric Pension Trust ("General Electric"), the foregoing shares were issued in partial consideration for the contribution by such parties of their interests in the businesses and assets acquired by the Company in connection with its formation. The shares received by Bedrock were issued in exchange for Bedrock's contribution to the Company of options to acquire equity interests in Old Wyndham and a cash contribution in the amount of $10 million. The shares received by General Electric were issued pursuant to an option exercised by General Electric for an aggregate purchase price of $7.5 million.

         The foregoing shares were issued without registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act or the rules and regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
WYNDHAM HOTEL CORPORATION



                                                                                     YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------
                                                  1992         1993        1994          1995         1996
                                               ---------    ---------    ---------    ---------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Portfolio hotel revenues (1)                   $ 315,151    $ 345,733    $ 394,949    $ 534,204    $ 671,893
                                               =========    =========    =========    =========    =========

STATEMENT OF INCOME DATA:
Revenues:
Hotel revenues                                 $  41,604    $  43,921    $  51,799    $  54,673    $ 104,620
Management fees                                   10,130       10,731       13,302       16,921       23,813
Service fees                                         782        2,127        2,904        4,120        4,306
Reimbursements                                     4,130        4,164        8,004       10,836       14,977
Other income                                         156          334          257        1,340          359
                                               ---------    ---------    ---------    ---------    ---------
      Total revenues                              56,802       61,277       76,266       87,890      148,075
                                               ---------    ---------    ---------    ---------    ---------
Operating costs and expenses                      48,383       54,183       63,929       73,265      122,072
                                               ---------    ---------    ---------    ---------    ---------
Operating income                                   8,419        7,094       12,337       14,625       26,003
Interest expense, net                             (7,831)      (7,075)      (7,527)      (8,021)      (9,919)
Income before income taxes and
      extraordinary item                             163        1,654        6,265        7,949       16,888
Income tax benefit                                    --           --           --           --        8,209
Income before extraordinary item                     163        1,654        6,265        7,949       25,097
Historical net income                                163        1,654        6,265        7,949       23,966
Pro forma income tax adjustment
      (unaudited) (2)                                 --           --           --       (3,140)          --
Historical net income as adjusted for
      pro forma income taxes (unaudited)              --           --           --        4,809           --
Earnings per share:
      Income before extraordinary item                --           --           --           --         1.26
      Net income                                      --           --           --         0.24         1.20
      Historical net income as adjusted (3)           --           --           --         0.24           --
Average number of common shares
      outstanding                                     --           --           --           --       20,018
Pro forma number of common shares
      outstanding                                     --           --           --       20,018           --


                                                                                    AS OF DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
                                                                1992         1993         1994        1995        1996
                                                               ------       ------       ------      ------      ------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                                    $     682    $     827    $   3,619   $   4,160   $  11,517
Total assets                                                   108,647      113,465      113,276     133,403     242,962
Long-term obligations, including current portion                87,064       88,410       84,161      90,978     130,454
Total partners' capital (deficit) and stockholders' equity      (7,303)      (1,488)       1,716      17,557      75,584

(1) Represents unaudited revenues of hotels owned, leased or managed by the Company, as distinguished from Total Company Revenues.

(2) For the years 1992 through 1995 and the 1996 first five months, the Company made no provision for income taxes because the combined Company was a combination of partnerships, S corporations and a non-taxable Bermuda corporation that were not subject to U.S. federal income taxes. Since the Company's formation in late May 1996, income taxes have been provided. The provision for income taxes to arrive at pro forma net income assumes a combined federal and state effective income tax rate of 39.5% computed as follows:

      Federal income tax rate                                             35.0%
      Weighted average state income tax rate (net of federal benefit)      4.5%
                                                                          ----
                                                                          39.5%
                                                                          ====

    Income tax benefit reflects the recognition of a deferred income tax benefit associated with the change in tax status of the Company that occurred in connection with its initial public offering in May 1996. See Note 15 for supplemental disclosure.

(3) Historical net income as adjusted per common share is based on historical net income as adjusted for pro forma income taxes divided by the number of shares in the initial public offering of the Company as if the Company had been a corporation prior to its formation in May 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The following should be read in conjunction with the Company's consolidated financial statements and the selected consolidated financial data included elsewhere in this report.

       On May 24, 1996, immediately prior to the consummation of the initial public offering of the Company, the Company succeeded to the hotel management and related businesses of Wyndham Hotel Company Ltd. ("Old Wyndham"), ownership of 6 Wyndham brand hotels and leasehold interests relating to 12 additional Wyndham brand hotels (the "Formation"). Concurrent with the Company's initial public offering and as a part of its financing plan, the Company issued $100 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2006 (the "Notes") and received a contribution of $10 million from Hampstead Group L.L.C. (together with certain of its affiliates, "Bedrock"). The Company also entered into a $100.0 million revolving credit facility (the "Revolving Credit Facility") with a financial institution. The foregoing transactions are referred to as the "Formation and Financing Plan."

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

       (3) The Company generates service fee revenues from hotels that it manages or franchises. Service fee revenues include fees derived from accounting, design, construction and purchasing services, as well as tech-nical assistance provided to managed or franchised portfolio hotels. As a substantial portion of the fees derived from the provision of design, construction and initial purchasing services are generated in connection with hotel construction and renovation activities, the amount of these fees varies depending upon the level of the Company's external growth activities, including new hotel management contracts and construction projects.

       (4) The Company derives reimbursement revenues from hotels that it manages or franchises. These revenues are intended primarily to match corresponding expenses and serve to reimburse the Company for the expenses associated with providing advertising and promotion (through the Company's Marketing Fund), sales and marketing, centralized reservations and other services.

       The Company's total revenues grew from $76.3 million to $148.1 million from 1994 through 1996. The Company's revenue growth is attributable to both the improving financial performance of the existing hotels in its portfolio, as well as the addition of new hotels to its managed portfolio and the addition to the number of owned and leased hotels. During this period, the occupancy rates for Comparable Hotels* were 69% and 71% in 1995 and 1996, respectively, while the ADR of Comparable Hotels increased from year to year ($84.99 and $91.73 for the same periods). These improvements led to improvements in RevPAR for the Comparable Hotels of 11.0%.

       Of the $71.8 million increase in the Company's total revenues from 1994 to 1996, 73.6% is attributable to increases from the Company's owned and leased hotels and 26.4% is attributable to managed hotels within the Company's portfolio. Revenues derived from managed hotels not only include management fees, but also service fees and reimbursement revenues paid to the Company.

       The Company's operating strengths have also yielded consistently strong financial results. As a result of continued improvement in the generation of revenues in the Company's existing portfolio of hotels, and the Company's emphasis upon tight control of operating

* The Comparable Hotel Group includes hotels that were in the portfolio for one full common fiscal quarter in both 1995 and 1996. In instances where a hotel was not open throughout both years being compared, the data relating to that hotel is only included for the full common fiscal quarter(s) that it was open in both years.

expenses, the gross operating profit margins for the Company's Comparable Hotels were 31% and 33% in 1995 and 1996, respectively. In addition, the average food and beverage margin for the Comparable Hotels during 1995 was 26%, and in 1996, the average food and beverage margin was 27%.

       Prior to the Company's initial public offering, Garden Hotel Associates L.P. ("GHALP") owned 11 Wyndham Garden Hotels managed by the Company (the "GHALP Properties"). The Company effectively held a 30% investment in GHALP during the period from 1994 through May 1, 1996. Historically, the results of operations of the GHALP Properties have been accounted for using the equity method. Consequently, the results of GHALP Properties are not included in historical hotel revenues and hotel expenses for the period from 1994 through May 1, 1996. As a result of the acquisition of a 70% partnership interest in GHALP from an unrelated third party and the sale/leaseback of GHALP Properties that occurred on May 2, 1996, the results of the GHALP Properties since the acquisition are consolidated into hotel revenues and hotel expenses for the year ended December 31, 1996.

       Prior to February 1997, the Company maintained an equity participation plan, named Wyndham Employees Ltd. ("WEL"), which was designed to enable eligible Company employees to receive indirect equity interests in Old Wyndham and certain hotel-related assets (the "WEL Investments"). From time to time, the value of WEL's interest in the WEL Investments had been revalued, which resulted in the revaluation of each WEL participant's interest in WEL. The increase in value obtained by each WEL participant by virtue of this revaluation process is treated by the Company as compensation expense in a manner similar to the expense associated with a formula unit incentive plan. The Company recognized equity participation compensation expenses derived from WEL of $1.4 million, $2.7 million and approximately $900,000 in 1994, 1995 and 1996, respectively. The WEL agreement was amended effective through February 28, 1997 to provide for a modified method of valuing WEL's investments to reflect the fact that WEL's interest in certain WEL Investments were exchanged for the Wyndham shares as part of the formation and initial public offering of the Company. The compensation expense incurred in 1996 resulted from the revaluation of WEL's ownership interest in the Wyndham shares. In February 1997, pursuant to a plan of distribution the Wyndham shares held by WEL were distributed to the WEL participants. The Company does not expect to incur any additional compensation expense attributable to WEL.

       The Company's senior executive officers owned limited partner interests in Old Wyndham and several affiliates of Old Wyndham. The limited partner interests were purchased by the senior executive officers for amounts equal to the fair market value of such interests. The senior executive officers borrowed the funds used to purchase such limited partner interests from an affiliate and pledged their limited partner interests to secure such loans. The senior executive officers' shares of the distributable cash of the limited partnerships were used to repay such affiliate loans. For financial reporting purposes, the net appreciation in the senior executive officers' limited partner interests resulted in compensation expense to the Company. The Company recognized compensation expense due to the senior executive officers' equity participation of $1.4 million, $1.3 million and $2.0 million for the years ended December 31, 1994, 1995 and 1996. As a result of the Company's initial public offering, this component of compensation expense was fixed at the initial public offering price; therefore, this component of compensation expense will not be incurred by the Company in future periods.

       The Company's predecessors in interest operated the business acquired by the Company in connection with the Formation through a combination of partnerships, S corporations and a nontaxable Bermuda corporation that are not subject to U.S. federal income taxes. As a result, the following discussion of the Company's results of operations does not include a discussion of income tax expense, and the Company's net income results are presented on a pre-tax basis. Upon consummation of the Formation and Financing Plan on May 24, 1996, the Company became fully subject to state and federal income taxes. See Note 2 and
Note 15 of Notes to Consolidated Financial Statements.

       During the current period of significant consolidation and realignment in the hospitality industry, the Company, as previously announced, as part of its review of its current business plan is continuing to evaluate various strategic alternatives. The investment banking firm of Smith Barney Inc. has been retained to assist the Company and its Board of Directors. No agreement or agreement in principle has been reached with respect to any transaction, and there can be no assurance that any transaction will result from the Company's evaluation process.

       All statements other than statements of historical fact contained in this Annual Report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and liquidity, results of operations, prospects for continued growth through internal initiatives and external opportunities, earnings growth goal, conditions in the lodging industry generally, relationships with strategic partners, and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in or contemplated by such forward-looking statements include the risks described under "Risk Factors" in Item I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission. Such risks include, without limitation, the risks associated with the lodging industry generally, competition within the lodging industry, the Company's aggressive growth strategy (including growth risks generally, as well as competition for expansion opportunities and acquisition and development risks), dependence on management contracts and on certain hotel owners, conflicts of interest (including risks associated with future dealings with affiliates of the Company and conflicts involving certain board members), owning or leasing real property, the future sale in the public market of the Company's currently restricted securities, control of the Company by certain principal stockholders, the Company's significant debt and lease obligations, dependence on senior management, quarterly fluctuations in operating results and environmental matters relating to the Company's properties. All forward-looking statements in this Annual Report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" and elsewhere in this Annual Report.


RESULTS OF OPERATIONS

       The following table sets forth certain financial data expressed as a percentage of total revenues for each of the periods presented.

                                               YEAR ENDED DECEMBER 31,
                                              -------------------------
                                              1994      1995       1996
                                              ----      ----       ----
Revenues:
     Hotel revenues                            67.9%     62.2%     70.7%
     Management fees                           17.5      19.3      16.1
     Service fees                               3.8       4.7       2.9
     Reimbursements                            10.5      12.3      10.1
     Other                                      0.3       1.5        .2
                                              -----     -----     -----
         Total revenues                       100.0     100.0     100.0
                                              -----     -----     -----

Operating costs and expenses:
     Hotel expenses                            48.1      42.2      52.0
     Selling, general and administrative
     expense                                   14.0      17.1      12.9
     Equity participation compensation          3.7       4.5       2.0
     Reimbursable expense                      10.5      12.3      10.1
     Depreciation and amortization              7.5       7.2       5.4
                                              -----     -----     -----
         Total operating costs and
         expenses                              83.8      83.3      82.4
                                              -----     -----     -----
Operating income                               16.2      16.7      17.6
Interest expense, net                          (9.8)     (9.1)     (6.7)
Equity earnings of hotel partnership            1.6       1.9        .6
Foreign currency gain                           0.5       0.4        --
Amortization of deferred gain                    --        --        .3
                                              -----     -----     -----
Income before minority interests, income
     tax benefit and extraordinary item         8.5       9.9      11.8
Income attributable to minority interests       0.3       0.9        .4
                                              -----     -----     -----
Income before income tax benefit and
     extraordinary item                         8.2%      9.0%     11.4%
                                              =====     =====     =====

1996 Compared to 1995

       Total revenues increased by 68.5%, or $60.2 million, to $148.1 million in 1996 from $87.9 million in 1995. Total operating costs and expenses increased by 66.6%, or $48.8 million, to $122.1 million in 1996 from $73.3 million in 1995. The increase in total revenues and operating expenses was attributable principally to the addition of the GHALP Properties resulting from the consummation of the GHALP transaction on May 2, 1996, reflecting the change in consolidation of the results of GHALP Properties from an equity investment to a leasehold interest. The GHALP Properties accounted for 65.6%, or $39.5 million of the increase in total revenues, and 73.8%, or $36.0 million of the increase in total expenses. The increase in total revenues and expenses was also attributable to the increase in the number of hotels in the hotel portfolio and the increase in existing hotel room rental revenues.

       Hotel revenues increased by 91.4%, or $49.9 million, to $104.6 million in 1996 from $54.7 million in 1995. Approximately 79.0% of the increase, or $39.5 million, was due to the GHALP Properties. The acquisition of four new hotels accounted for $9.5 million, or 19.1%, of the increase in hotel revenues. The increase in hotel revenues also reflected a $1.4 million increase in existing hotel room rental revenues offset by a decrease of approximately $736,000 in existing hotel food and beverage revenues. The increase in existing hotel room revenue is due to a 9.5% increase in ADR offset by a 5.3% decrease in occupancy percentage (excluding GHALP). As a percentage of total revenues, hotel revenues increased to 70.7% in 1996 compared to 62.2% in 1995, primarily reflecting the effects of consolidating the GHALP Properties.

       The operating results of a Company-owned Caribbean resort decreased from the prior year as a result of the disruption created by several hurricanes this fall. However, this negative impact was offset by the improved operating results of other existing hotels.

       Revenues from management fees increased by 40.7%, or $6.9 million, to $23.8 million in 1996 from $16.9 million in 1995. Approximately $3.3 million of this increase resulted from the addition of 18 new managed hotels in 1996. Approximately $6.7 million of the increase was attributable to increased management fees as a result of improved operating results of the existing managed hotels. The increase also reflected management fee revenues of approximately $830,000 as a result of the release and discharge of the Company from its obligation to make payments to an affiliate under an agreement which was previously recorded as a reduction in management fees. These increases were offset by $1.7 million from the loss of certain management contracts and $2.2 million from the elimination of the revenues from GHALP Properties as a result of consolidating the GHALP Properties into the Company.

       Revenues from service fees increased by 4.5%, or approximately $186,000, to $4.3 million in 1996 from $4.1 million in 1995. The increase was due to approximately $650,000 in increased revenues derived from central accounting and purchasing services. The increase was partially offset by the elimination of service fees of approximately $414,000 earned from GHALP Properties as a result of the consolidation of the results of operations of the GHALP Properties.

       Reimbursements increased by 38.2%, or $4.1 million, to $14.9 million in 1996 from $10.8 million in 1995. Of the increase, 34.8%, or $1.4 million, resulted from increased payments to the Company's Marketing Fund from both new and existing portfolio hotels, while 49.1% of the increase, or $2.0 million resulted from fees generated from room sales booked by the Company's National Sales Offices. The increase also reflected a $1.5 million increase in certain other services such as administrative, tax, legal, accounting, finance and risk management provided by the Company. The increase was partially offset by the elimination of $1.3 million in reimbursements earned from GHALP Properties as a result of the consolidation of the results of operations of GHALP Properties.

       Other income decreased by 73.2%, or $1.0 million, from $1.3 million in 1995 to approximately $359,000 in 1996. During 1995 and 1996, the Company received $1.0 million and approximately $516,000, respectively, for termination of management agreements. The termination fee in 1996 was offset as a result of the write-off of approximately $267,000 of unamortized cost associated with one of the terminated contracts. The termination fee in 1995 was offset by a payment of approximately $160,000 relating to an agreement with an affiliate. Other income for 1995 also included approximately $500,000 derived from franchise fees and miscellaneous income sources.

       Hotel expenses increased by 107.5%, or $39.9 million, to $77.0 million in 1996 from $37.1 million in 1995. Approximately 88.7% of the increase, or $35.4 million, was a result of the consolidation of GHALP Properties. The increase also reflected an increase in room expenses and food and beverage expenses commensurate with revenue increases. The increases were offset by a reduction in hotel expense totaling $544,000 resulting from the write-off of a reserve for contingent liabilities as a result of the final settlement on one of the Company's hotel properties. The balance of the increase, or $7.5 million was the result of the addition of four new hotels. Hotel expenses increased as a percentage of hotel revenues to 73.6% in 1996 from 67.9% in 1995, primarily attributable to a $9.1 million lease payment associated with the GHALP Properties. Excluding the GHALP Properties lease payment and the reversal of contingent liabilities, the percentage of hotel expense to hotel revenues would have been 64.4%.

       SG&A expenses as a percentage of total revenues decreased to 12.9% in 1996 from 17.1% in 1995. This decrease was the result of the Company's ability to absorb a portion of the additional owned and managed hotels into its existing management structure. SG&A expenses increased by 27.0%, or $4.1 million, to $19.1 million in 1996 from $15.0 million in 1995. Approximately 40.8% of the increase, or $1.7 million, is due to increased wages, contract labor, benefit costs and incentive bonuses arising from the addition of corporate management and staff personnel related to the general growth of the Company. Approximately 24.3% of the increase, or approximately $982,000 was attributable to the increase in accounts payable and payroll processing costs as a result of the addition of new hotels to the Company's hotel port-folio. In addition, 22.3% of the increase, or approximately $902,000, was due to the establishment of a provision for bad debt related to certain receivables. The increase also reflected additional costs of managing and administering a publicly held company.

       Equity participation compensation expenses decreased by 26.9%, or $1.1 million, to $2.9 million in 1996 from $4.0 million in 1995. The primary component of the compensation expense, which is that attributable to the senior executive officers, was fixed at the initial public offering price and therefore the Company will not incur additional expense in future periods. In February 1997, WEL was terminated upon the distribution of 646,696 shares of the Company's Common Stock held by WEL to its participants. See "Overview" for the discussion of the termination of WEL.

       Reimbursable expenses grew by 38.2%, or $4.1 million, to $14.9 million in 1996 from $10.8 million in 1995. The increase was primarily due to increased advertising and promotion expense, as well as costs associated with expanding the Company's national sales staff to support both individual business and group sales as a result of growth of the hotel portfolio in 1996. The increase is also attributable to increased costs of certain other services such as administrative, tax, legal, accounting, finance and risk management provided by the Company as a result of the increase in the number of managed hotels. The increase was offset by a decrease of $1.3 million reflecting the elimination of reimbursable expenses from GHALP Properties as a result of consolidating GHALP Properties operating results. As a percentage of total revenues, reimbursable expenses decreased to 10.1% in 1996 from 12.3% in 1995.

       Depreciation and amortization expense increased by 28.5%, or $1.8 million, to $8.1 million in 1996 from $6.3 million in 1995. The increase was due to the net acquisition of property and equipment and the amortization of the acquisition costs of management contracts. The increase in 1996 also included approximately $782,000 from the amortization of deferred debt issuance costs relating to the Notes and the Revolving Credit Facility.

       Interest expense increased by 39.5%, or $3.3 million, to $11.8 million in 1996 from $8.5 million in 1995, reflecting the additional interest from the Notes and capital leases, less the elimination of interest expense from the retirement of debt and affiliated borrowings associated with the Formation and Financing Plan. Interest income increased by 325.9%, or $1.4 million to $1.9 million in 1996, from approximately $444,000 in 1995. The increase was primarily attributable to income of approximately $631,000 earned on unused cash generated from the initial public offering and the issuance of the Notes. Interest income in 1995 and 1996 also included approximately $100,000 and $718,000, respectively, on notes receivables.

       Equity in earnings of hotel partnerships decreased by 47.7%, or approximately $794,000, from $1.7 million in 1995 to approximately $870,000 in 1996. Earnings from the Company's equity investment in GHALP ceased following the acquisition of the remaining partnership interest in GHALP and the consolidation of the results of operations of GHALP Properties. In November 1996, the Company acquired a 30% interest in a hotel partnership for a total purchase price of $1.6 million, including the related management contract acquisition costs. This investment has been accounted for using the equity method. Pursuant to the partnership agreement, the Company was not allocated any profits or losses of the partnership for the period ended December 31, 1996.

       Income attributable to minority interest was eliminated as a result of the acquisition of the minority interest as a part of the Company's formation.

       As a result of changes noted above, income before income tax benefit and extraordinary item increased by 112.5% or $9.0 million, to $16.9 million in 1996 from $7.9 million in 1995.

       Income tax benefit of $8.2 million reflected the effect of recording deferred income taxes arising as a result of incorporation in the amount of $13.0 million net of a $4.8 million provision for the results of operations since incorporation using an effective tax rate of 39.1%.

       The extraordinary item of $1.1 million was a write-off of the unamortized debt costs of $1.4 million net of applicable tax benefit of approximately $270,000 as the Company's pre-existing debt was repaid at the Company's formation.

1995 COMPARED TO 1994

       Total revenues increased by 15.2%, or $11.6 million, to $87.9 million in 1995 from $76.3 million in 1994. Hotel revenues increased by 5.6%, or $2.9 million, to $54.7 million in 1995 from $51.8 million in 1994. Approximately 69.0% of this increase in hotel revenues was due to a $2.0 million increase in existing hotel room rental revenues, while 34.5% of the increase was due to a $1.0 million increase in existing hotel food and beverage revenues, which increases were offset by minor decreases in other hotel revenue categories. The increase in hotel room rental revenue is due to a 1% increase in ADR and a 3% increase in occupancy percentage.

       Revenues from management fees increased by 26.3%, or $3.5 million, to $16.8 million in 1995 from $13.3 million in 1994. Approximately 64% of this increase resulted from the addition of 14 new managed hotels in 1995, while 20% of the increase resulted from increases in base management fees and trade name fees and 16% of the increase resulted from increases in incentive management fees derived from existing managed hotels.

       Revenues from service fees increased by 41.8%, or $1.2 million, to $4.1 million in 1995 from $2.9 million in 1994. Design fees relating to the conversion of hotels to Wyndham brand hotels accounted for 31% of the increase, while 29% of the increase was derived from new central accounting fees resulting from portfolio hotels added in 1995. The balance of the increase reflected increased service fees from existing hotels.

       Reimbursable revenues increased by 35.4%, or $2.8 million, to $10.8 million in 1995 from $8.0 million in 1994. Of this increase, 39% resulted from increased payments to the Company's Marketing Fund from both new and existing Portfolio hotels, while 29% of the increase resulted from fees generated from room sales booked by the Company's National Sales Offices.

       During 1995, the Company received $1.0 million for a terminated management agreement that is included in other income. This termination occurred as a result of a third party owner terminating the Company's management agreement due to the third party owner's affiliation with another hotel management company. This termination fee is offset by a payment of approximately $160,000 relating to the CHMC Agreement. The remaining approximately $500,000 of other income was derived from franchise fees and miscellaneous income sources.

       Hotel expenses increased by 1.0%, or approximately $381,000, to $37.1 million in 1995 from $36.7 million in 1994. This increase reflects a 9% increase in room expenses and a 3.7% increase in food and beverage expenses. These increased expenses were offset by a drop in other hotel expenses. Hotel expenses decreased as a percentage of hotel revenues to 67.9% in 1995 from 70.9% in 1994, primarily as a result of operating leverage and increased operating efficiencies. The gross operating margin on hotels owned or leased by the Company improved to 38.9% in 1995 from 37.5% in 1994, due primarily to increases in hotel occupancy rates and inflation (partially offset by a decrease in rental income at one hotel).

       SG&A expenses increased by 40.9%, or $4.4 million, to $15.0 million in 1995 from $10.6 million in 1994. As a percentage of total revenues, SG&A expenses increased to 17.1% in 1995 from 14.0% in 1994. Of the $4.4 million increase in SG&A expenses, 64% of the increase, or $2.8 million, is due to increased wages, contract labor and benefit costs arising from the addition of corporate management and staff personnel in anticipation of the Company's need to manage and provide services to the substantially larger number of hotels it anticipates operating as it executes its growth strategy. In addition, 10% of the increase, or approximately $426,000, is due to costs associated with improved management information systems support and 8% of the increase, or approximately $356,000, is due to development costs incurred in connection with possible acquisitions of management contracts.

       Equity participation compensation expenses increased by 42.5%, or $1.2 million, to $4.0 million in 1995 from $2.8 million in 1994. This increase reflects the improved operating performance of the Company and affiliated entities and the consequent increased valuation of WEL's and the Senior Executive Officers' investments in the Old Wyndham and affiliates.

       Reimbursable expenses grew by 35.4%, or $2.8 million, to $10.8 million in 1995 from $8.0 million in 1994. As a percentage of total revenues, reimbursable expenses constituted 12.3% of total revenues in 1995, compared with 10.5% in 1994. These increases were primarily due to increased advertising and promotional expense, as well as costs associated with expanding the Company's national sales staff to support both individual business and group sales.

       Depreciation and amortization expense increased by 10.0%, or approximately $576,000, to $6.3 million in 1995 from $5.7 million in 1994 due to the net acquisition of $3.3 million in property and equipment and the addition of amortization of the Bedrock Options.

       Interest expense, net, increased by 6.6%, or approximately $495,000, to $8.0 million in 1995 from $7.5 million in 1994. Interest expense, net, as a percentage of total revenues decreased to 9.1% in 1995 from 9.8% in 1994, reflecting relatively static interest expense while the Company's revenues grew over this period.

       Earnings from the Company's equity investment in GHALP grew by 34.6%, or approximately $427,000, to $1.7 million in 1995 from $1.2 million in 1994, reflecting improvements in the operating performance of the GHALP Properties.

       As a result of the changes noted above, net income (exclusive of income taxes) increased by 26.9%, or $1.7 million, to $7.9 million in 1995 from $6.3 million in 1994.

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

       The Company has historically satisfied its capital and liquidity needs through cash generated by operations, mortgage indebtedness and commercial debt financing. During the year ended December 31, 1996, the Company generated cash from operations of $9.7 million, as compared to $16.4 million in 1995. This decrease in the generation of cash from operations is primarily attributable to the payment of $13.6 million in security deposits, as required under the GHALP Lease. The Company intends to retain any future earnings for use in its business and does not intend to declare any cash dividends in the foreseeable future. The Company therefore anticipates that any cash provided by opera-tions in the foreseeable future will be available to fund the Company's liquidity and capital needs.

       The Company completed its initial public equity offering and offering of the Notes in May 1996, and generated net proceeds in the aggregate amount of $163.9 million (including a contribution of $10.0 million from Bedrock). These proceeds were used to fund the cash payments associated with the formation of the Company in the amount of $53.8 million, to repay certain mortgage and other indebtedness in the amount of $64.8 million that was assumed in connection with the formation of the Company, to pay approximately $5.1 million in fees and expenses incurred in connection with the GHALP transactions and consummating certain financing associated with the formation of the Company, to fund certain improvements to the Wyndham Rose Hall Resort in the approximate amount of $879,000 and to fund the cash portion of the acquisition costs of four hotel properties and a 30% interest in a hotel partnership with a related management contract totaling $35.1 million. The Company also made advances in the amount of $2.1 million under loan agreements which the

Company entered into in connection with management agreements that the Company executed in the fourth quarter of 1996. A security deposit of $2.1 million was made to enter into a lease agreement relating to Salt Lake City lease which was closed in January 1997.

       In addition to the fundings from the equity offering and Notes offering discussed above, the Company also funded $914,000 to Wyndham Rose Hall Resort for certain improvements and made advances in the amount of $2.2 million under a loan agreement which the Company entered into in connection with a management agreement from cash generated from operations. In connection with the Company's entering into the lease with respect to the Wyndham Salt Lake City Hotel, the Company paid approximately $10.0 million in rental and related deposits.

       The $100.0 million of Notes issued in May 1996 will mature on May 15, 2006, are unsecured obligations of the Company and are guaranteed by each of the Company's subsidiaries (except for a number of insignificant subsidiaries). The Notes bear interest at 10.5% per annum, and such interest is payable semi-annually in arrears on May 15 and November 15, commencing November 15, 1996. Except in the event of a Change of Control, there is no principal due on the Notes prior to final maturity. The Indenture relating to the Notes contains certain covenants restricting the Company's ability to incur indebtedness and otherwise limiting the Company's activities.

      The Company is also a party to an agreement with Bankers Trust Company, as agent for a group of financial institutions, pursuant to which the Lenders have agreed, subject to certain conditions, to provide the Revolving Credit Facility. The Revolving Credit Facility provides for up to $100.0 million of revolving loan borrowings. The Revolving Credit Facility is a direct obligation of the Company and is fully and unconditionally guaranteed by each of the Company's subsidiaries. Such obligations and guaranties rank senior in right or payments to the Notes and are secured by substantially all of the assets of the Company and subsidiaries. While no amounts had been drawn under the Revolving Credit Facility at December 31, 1996, approximately $42.3 million aggregate principal amount was available for borrowings at such date in accordance with the terms of the Revolving Credit Facility. In January 1997, the Company borrowed $10.8 million at an average interest rate of 7.81% under the Revolving Credit Facility to meet the requirement of a new hotel lease agreement. Availability under the Revolving Credit Facility is subject, among other things, to a borrowing base test calculated with reference to the cash flow from the hotel properties and management contracts pledged to secure the obligations of the Company under the Revolving Credit Facility, the location of certain of such properties, the terms of such management contracts, the relative contribution to the borrowing base of the different values attributed to such properties and the values attributable to both the properties taken as a whole and the management contracts taken as a whole and other factors. Under the terms of the Revolving Credit Facility, no further borrowings will be made available to the Company following the third anniversary of the closing of the Revolving Credit Facility. The Revolving Credit Facility will mature in May 2000.

       The Revolving Credit Facility may be used for (a) the acquisition, renovation, management and operation of certain hotel properties, (b) the provision of equity and debt investments in joint ventures to acquire, renovate and manage certain hotel properties, (c) equity and debt investments in and credit support for owners of certain hotel properties managed by the Company and its subsidiaries which are made in connection with the acquisition, extension, renewal or modification of management agreements and (d) other corporate purposes of the Company. The Revolving Credit Facility bears interest at a rate equal to, at the election of the Company, (a) the Bankers Trust base rate plus one percent (1.0%) per annum, or (b) one-, two-, three- or six-month LIBOR plus two percent (2.0%) per annum, payable monthly in arrears; provided however, subject to the Company's satisfaction of certain conditions, the aforementioned interest rates will be subject to a reduction of 0.25% per annum. The Company paid customary fees in connection with structuring the Revolving Credit Facility and also pays the Lenders an unused commitment fee equal to 0.375% per annum of the unused portion of the Revolving Credit Facility, payable quarterly in arrears. Under certain circumstances, the Company may be required to obtain interest rate protection. The Company is permitted to use up to $15.0 million of the amount available under the

Revolving Credit Facility for the issuance of letters of credit, which is subject to a fee of 2.0% per annum on the maximum amount which may be drawn under each letter of credit. Pursuant to the refinancing of the industrial bond indebtedness related to the acquisition of the Wyndham Garden Hotel-Vinings, $9.675 million has been utilized for a letter of credit associated with the refinancing. The Revolving Credit Facility contains covenants requiring the Company to maintain certain financial ratios. The primary effect of these covenants are to limit the Company's ability to obtain or maintain borrowings under the Revolving Credit Facility, as well as to limit the Company's activities in a number of other respects.

       In connection with the Company's acquisition of the Wyndham Garden Hotel-Vinings, which was consummated in late May 1996, the Company assumed certain industrial revenue bond indebtedness. In February 1997, the Company, through a financial institution and a county authority, issued $9,675,000 in the aggregate principal amount of revenue bonds. The bonds were issued to refinance the existing bonds that the Company assumed in the acquisition of the Wyndham Garden Hotel-Vinings. The bonds initially bear interest at a weekly rate (the "Weekly Rate Period") determined in accordance with the indenture of the bonds based on prevailing financial market conditions for revenue bonds (at March 17, 1997, such rate was 3.9%) plus a 2% credit enhancement fee as defined in the indenture. The weekly rate may be converted to another interest rate determination method on the first business day of any calendar month at the Company's option, subject to the terms and conditions set forth in the indenture. Interest payments on the bonds are due on a periodic basis. The bonds mature in February 2023 and are subject to redemption by the Company in whole or in part during any Weekly Rate Period.

       The Company has the following anticipated capital commitments. Pursuant to the terms of a management agreement in which the Company has a 30% ownership interest, the Company has committed to fund up to $2.5 million for the renovation of the hotel property. Pursuant to the terms of an interim management agreement for a resort hotel property, the Company has undertaken, subject to certain contingencies, certain commitments to provide approximately $2.0 million (of which $659,000 has been funded through December 31, 1996), approximately $1.6 million of which shall be used for preopening expenses and the purchase of furniture, fixtures and equipment and the remainder of which shall be used to fund working capital for the hotel. In addition, the Company is obligated pursuant to the terms of certain hotel management agreements to fund loans for hotel acquisition and improvements in the aggregate amount of $8.1 million, of which $5.0 million had been funded as of December 31, 1996. Pursuant to capital lease agreements, the Company is obligated to make lease payments of $2.6 million in 1997 and similar payments in an aggregate amount of $17.7 million for the period from 1998 through the end of the lease agreements.

       The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future, and that any remaining cash generated by operations, together with capital available under the Revolving Credit Facility will be adequate to fund the Company's growth strategy in the near term. The Company may seek an increase in the capital available to it under the Revolving Credit Facility or otherwise obtain additional debt or equity financing, depending upon the amount of capital required to pursue future growth opportunities or address other needs. No assurance can be given that the amount available under the Revolving Credit Facility will be increased, or such additional financing will be available, on acceptable terms, if at all.

SEASONALITY

       The lodging industry is affected by normally recurring seasonal patterns. Demand in the lodging industry is traditionally higher in the second and third calendar quarters than in the first and fourth calendar quarters. However, higher demand at most Wyndham Resorts during the first and fourth quarters and the recognition of incentive fees in the fourth quarter offsets the impact of reduced demand at other Wyndham brand hotels during these quarters.

INFLATION

       The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenues or net income during the periods under review.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Index to Consolidated Financial Statements included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.


                                    PART III

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, under the caption "Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders," which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The information required by this item appears in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, under the captions "Compensation Committee Interlock and Insider Participation" and "Certain Relationships and Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1) The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Accountants are filed as part of this report.

         (2) Financial Statement Schedules - None.

         (3) The list of exhibits contained in the Index to Exhibits are filed as part of this Report.

(b)      REPORTS ON FORM 8-K

         None.

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of Wyndham Hotel Corporation, a Delaware corporation, and the undersigned directors and officers of Wyndham Hotel Corporation, hereby constitutes and appoints Carla S. Moreland its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WYNDHAM HOTEL CORPORATION



                                        By /s/ James D. Carreker
                                          -----------------------------------
                                          James D. Carreker, President and Chief
                                          Executive Officer

Date: March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                                 Title                                           Date
---------                                 -----                                           ----
/s/ James D. Carreker                     President, Chief Executive Officer and          March 26, 1997
----------------------------------        Director (Principal Executive Officer)
    James D. Carreker


/s/ Anne L. Raymond                       Executive Vice President, Chief                 March 26, 1997
----------------------------------        Financial Officer and Director
    Anne L. Raymond                       (Principal Financial Officer)



/s/ Leslie V. Bentley                     Executive Vice President, Wyndham               March 26, 1997
----------------------------------        Garden Division President and Director
    Leslie V. Bentley


/s/ Stanley M. Koonce, Jr.                Executive Vice President -- Marketing,          March 26, 1997
----------------------------------        Planning and Technical Services and Director
    Stanley M. Koonce, Jr.


/s/ Timothy L. Fielding                   Corporate Controller                            March 26, 1997
----------------------------------        (Principal Accounting Officer)
    Timothy L. Fielding


/s/ Harlan R. Crow                        Director                                        March 26, 1997
----------------------------------
    Harlan R. Crow


/s/ Daniel A. Decker                      Director                                        March 26, 1997
----------------------------------
    Daniel A. Decker


/s/ Susan T. Groenteman                   Director                                        March 26, 1997
----------------------------------
    Susan T. Groenteman


/s/ James C. Leslie                       Director                                        March 26, 1997
----------------------------------
    James C. Leslie


/s/ Philip J. Ward                        Director                                        March 26, 1997
----------------------------------
    Philip J. Ward


/s/ Robert A. Whitman                     Director                                        March 26, 1997
----------------------------------
    Robert A. Whitman

                   WYNDHAM HOTEL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................  59

Consolidated Balance Sheets at December 31, 1995 and 1996.................  60

Consolidated Statements of Income for the years ended December 31,
  1994, 1995 and 1996.....................................................  61

Consolidated Statements of Partners' Capital and Stockholders'
  Equity for the years ended December 31, 1994, 1995 and 1996.............  62

Consolidated Statements of Cash Flows for the years ended December 31,
  1994, 1995 and 1996.....................................................  63

Notes to Consolidated Financial Statements................................  64

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders
Wyndham Hotel Corporation:

       We have audited the accompanying consolidated balance sheets of Wyndham Hotel Corporation (the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of income, partners' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 19, 1997

Consolidated Balance Sheets
WYNDHAM HOTEL CORPORATION



                                                                                                 DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                                                              1995         1996
                                                                                            ---------    ---------
                                                                                                (IN THOUSANDS)
ASSETS
Current assets:
      Cash and cash equivalents                                                             $   4,160    $  11,517
      Cash, restricted                                                                          3,053          865
      Accounts receivable, less allowance of $267 and $941 in 1995 and 1996, respectively      10,838       13,330
      Due from affiliates                                                                       3,584       12,686
      Inventories                                                                               1,020        1,430
      Deferred income taxes                                                                        --        1,539
      Other                                                                                       769        1,412
                                                                                            ---------    ---------
            Total current assets                                                               23,424       42,779
Investment in hotel partnerships                                                                2,597        1,125
Notes and other receivables from affiliates                                                     7,674        7,685
Notes receivable                                                                                2,450        6,307
Property and equipment, net                                                                    87,604      134,176
Management contract costs, net                                                                  7,579        7,766
Security deposits                                                                                 243       15,288
Deferred income taxes                                                                              --       14,148
Other                                                                                           1,832       13,688
                                                                                            ---------    ---------
            Total assets                                                                    $ 133,403    $ 242,962
                                                                                            =========    =========


LIABILITIES, PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                                 $   8,454    $  23,556
      Accounts payable and accrued expenses due to affiliates                                   1,578           --
      Deposits                                                                                  1,667          959
      Deposits from affiliates                                                                    354          344
      Current portion of long-term debt and capital lease obligations                          16,035          510
      Due to affiliates                                                                         2,592           --
                                                                                            ---------    ---------
            Total current liabilities                                                          30,680       25,369
                                                                                            ---------    ---------
Payable to affiliates                                                                           2,627           --
Payable to minority interest                                                                      218           --
Long-term debt and capital lease obligations                                                   74,943      129,944
Deferred gain                                                                                      --       12,065
                                                                                            ---------    ---------
                                                                                               77,788      142,009
                                                                                            ---------    ---------
Minority interest                                                                               7,378           --
                                                                                            ---------    ---------
Commitments and contingencies

Partners' capital and stockholders' equity:
      Common stock -- par value $.01, 45,000 shares authorized, 20,018 shares
            issued and outstanding                                                                 --          200
      Additional paid-in capital                                                                   --       84,342
      Retained earnings                                                                            --       11,714
      Notes receivable from stockholders                                                           --      (19,449)
      Receivable from affiliates                                                               (2,303)      (1,223)
      Partners' capital                                                                        19,860           --
                                                                                            ---------    ---------
            Total partners' capital and stockholders' equity                                   17,557       75,584
                                                                                            ---------    ---------
            Total liabilities and equity                                                    $ 133,403    $ 242,962
                                                                                            =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
WYNDHAM HOTEL CORPORATION




                                                                                 YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------------------
                                                                             1994         1995         1996
                                                                           ---------    ---------    ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
      Hotel revenues                                                       $  51,799    $  54,673    $ 104,620
      Management fees                                                          5,930        7,354        8,556
      Management fees--affiliates                                              7,372        9,567       15,257
      Service fees                                                             1,671        2,192        1,428
      Service fees--affiliates                                                 1,234        1,928        2,878
      Reimbursements                                                           3,110        4,378        6,593
      Reimbursements--affiliates                                               4,893        6,458        8,384
      Other                                                                      257        1,340          359
                                                                           ---------    ---------    ---------
            Total revenues                                                    76,266       87,890      148,075
                                                                           ---------    ---------    ---------
Operating costs and expenses:
      Hotel expenses                                                          36,744       37,125       77,016
      Selling, general and administrative expenses                            10,645       15,001       19,050
      Equity participation compensation                                        2,802        3,992        2,919
      Reimbursable expenses                                                    3,110        4,378        6,593
      Reimbursable expenses--affiliates                                        4,893        6,458        8,384
      Depreciation and amortization                                            5,735        6,311        8,110
                                                                           ---------    ---------    ---------
            Total operating costs and expenses                                63,929       73,265      122,072
                                                                           ---------    ---------    ---------
Operating income                                                              12,337       14,625       26,003
Interest income                                                                  178          344        1,175
Interest income--affiliates                                                       --          100          716
Interest expense                                                              (7,705)      (8,465)     (11,810)
Equity in earnings of hotel partnerships                                       1,237        1,664          870
Foreign currency gain                                                            404          405           --
Amortization of deferred gain                                                     --           --          505
                                                                           ---------    ---------    ---------
Income before minority interests, income taxes and extraordinary item          6,451        8,673       17,459
Income attributable to minority interests                                        186          724          571
                                                                           ---------    ---------    ---------
Income before income taxes and extraordinary item                              6,265        7,949       16,888
Income tax benefit                                                                --           --        8,209
                                                                           ---------    ---------    ---------
Income before extraordinary item                                               6,265        7,949       25,097
Extraordinary item (less applicable income tax benefit of $270)                   --           --       (1,131)
                                                                           ---------    ---------    ---------
Net income                                                                 $   6,265    $   7,949    $  23,966
                                                                           =========    =========    =========
Pro forma income tax adjustment (unaudited)                                       --    $   3,140    $      --
Historical net income as adjusted for pro forma income taxes (unaudited)          --    $   4,809    $      --
Earnings per share:
      Income before extraordinary item                                            --    $      --    $    1.26
      Extraordinary item                                                          --    $      --    $    (.06)
      Net income                                                                  --    $      --    $    1.20
      Historical net income as adjusted                                           --    $     .24    $      --
Average number of common shares outstanding                                       --           --       20,018
Pro forma number of common shares outstanding                                     --       20,018           --


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
AND STOCKHOLDERS' EQUITY
WYNDHAM HOTEL CORPORATION


-------------------------------------------------------------------------------------------------------------------------
                                                                                                      NOTES
                                                                 ADDITIONAL            RECEIVABLE   RECEIVABLE
                                          PARTNERS'     COMMON    PAID-IN    RETAINED    FROM      FROM STOCK-
                                           CAPITAL      STOCK     CAPITAL    EARNINGS  AFFILIATES     HOLDERS     TOTAL
                                           -------     --------   --------   --------  ----------     -------    -------
                                                                              (IN THOUSANDS)

Balance at January 1, 1994                 $    462    $     --   $     --   $     --    $     --    $     --    $    462
Capital contributions                         2,120          --         --         --          --          --       2,120
Capital distributions                        (7,728)         --         --         --          --          --      (7,728)
Equity participation compensation             2,802          --         --         --          --          --       2,802
Net income                                    6,265          --         --         --          --          --       6,265
                                           --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 1994                  3,921          --         --         --          --          --       3,921
Capital contributions                        14,795          --         --         --          --          --      14,795
Capital distributions                       (10,931)         --         --         --          --          --     (10,931)
Distribution made to withdrawing partner     (2,577)         --         --         --          --          --      (2,577)
Affiliate stock options                       2,711          --         --         --          --          --       2,711
Equity participation compensation             3,992          --         --         --          --          --       3,992
Net income                                    7,949          --         --         --          --          --       7,949
Receivable from affiliates                       --          --         --         --      (2,303)         --      (2,303)
                                           --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 1995                 19,860          --         --         --      (2,303)         --      17,557
Capital contributions                         4,801          --         --         --          --          --       4,801
Capital distributions                       (29,593)         --         --         --          --          --     (29,593)
Issuance of common stock                     (1,998)        200     78,184         --          --        (195)     76,191
Equity participation compensation                --          --      2,919         --          --          --       2,919
Payment to affiliate for release from
      obligations under an agreement             --          --         --     (6,000)         --          --      (6,000)
Deferred income taxes from incorporation         --          --      3,239         --          --          --       3,239
Notes receivable from stockholders               --          --         --         --          --     (18,576)    (18,576)
Receivable from affiliates                       --          --         --         --       1,080          --       1,080
Accrued interest on notes receivable
      from stockholders                          --          --         --        678          --        (678)         --
Net income                                    6,930          --         --     17,036          --          --      23,966
                                           --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 1996               $     --    $    200   $ 84,342   $ 11,714    $ (1,223)   $(19,449)   $ 75,584
                                           ========    ========   ========   ========    ========    ========    ========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
WYNDHAM HOTEL CORPORATION


                                                                                          YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                        1994         1995         1996
                                                                                      ---------    ---------    ---------
                                                                                                (IN THOUSANDS)
Cash flows from operating activities:
      Net income                                                                      $   6,265    $   7,949    $  23,966
      Adjustments to reconcile net income to cash provided by operating activities:
            Depreciation and amortization                                                 5,735        6,311        7,328
            Provision for bad debt                                                           84          265        1,018
            Deferred income taxes                                                            --           --      (12,958)
            Amortization of deferred debt issuance costs                                     --           --          782
            Write-off of predecessor deferred debt issuance costs                            --           --        1,401
            Amortization of deferred gain                                                    --           --         (505)
            Equity in (earnings) loss of hotel partnership                                  (36)         372           --
            Foreign currency translation gain                                              (404)        (405)          --
            Equity participation compensation                                             2,802        3,992        2,919
            Minority interest                                                               186          724          571
            Net (deposits to)/withdrawals from restricted cash                              360         (485)       2,576
      Changes to operating assets and liabilities, net of effects from purchase of hotels:
            Accounts receivable                                                          (1,487)      (1,842)      (4,038)
            Due from affiliates                                                            (850)        (137)        (761)
            Inventories and other                                                        (2,592)         196       (3,555)
            Current income taxes                                                             --           --        5,390
            Accounts payable and accrued expenses                                          (758)         (63)       7,975
            Accounts payable and accrued expenses due to affiliates                       4,036       (2,458)      (2,507)
            Deposits                                                                         45          453       (1,796)
            Security deposits                                                                --           --      (13,738)
            Due to affiliates                                                              (684)       1,555       (4,323)
                                                                                      ---------    ---------    ---------
                  Net cash provided by operating activities                              12,702       16,427        9,745
                                                                                      ---------    ---------    ---------
Cash flows from investing activities:
      Purchase of property and equipment                                                 (2,101)      (3,556)     (11,272)
      Proceeds from sale of property and equipment                                           --           --      136,374
      Purchase of equity investment in hotel partnership                                     --           --       (1,125)
      Investments in management contracts                                                  (285)      (4,346)      (1,536)
      Notes and other receivables from affiliates                                            --       (7,674)         (11)
      Notes receivable                                                                       --       (2,451)      (3,857)
      Payment for purchase of hotels, net of cash acquired                                   --           --      (33,470)
      Acquisition of minority interest                                                       --           --       (5,479)
      Decrease (increase) in long-term restricted cash                                    2,383         (212)      (1,661)
      Other                                                                               1,770       (3,316)          --
                                                                                      ---------    ---------    ---------
                  Net cash provided by (used in) investing activities                     1,767      (21,555)      77,963
                                                                                      ---------    ---------    ---------
Cash flows from financing activities:
      Partners' contributed capital                                                       2,120       14,795        4,801
      Partner's capital distributions                                                    (7,728)     (10,932)     (29,593)
      Distribution made to withdrawing partner                                               --       (2,577)        (982)
      Decrease (increase) in receivable from affiliates                                    (255)         (98)         996
      Decrease in payable to affiliates                                                    (597)      (2,353)      (2,627)
      Increase (decrease) in payable to minority interest holders                            24           15         (218)
      Proceeds from issuance of common stock                                                 --           --       69,504
      Proceeds from long-term borrowings and issuance of debt                                51       13,600       94,383
      Repayments on long-term debt and capital lease obligations                         (5,291)      (6,782)    (197,726)
      Notes receivable from stockholders                                                     --           --      (18,889)
                                                                                      ---------    ---------    ---------
                  Net cash provided by (used in) financing activities                   (11,676)       5,668      (80,351)
                                                                                      ---------    ---------    ---------
Increase in cash and cash equivalents                                                     2,793          540        7,357
Cash and cash equivalents at beginning of year                                              827        3,620        4,160
                                                                                      ---------    ---------    ---------
Cash and cash equivalents at end of year                                              $   3,620    $   4,160    $  11,517
                                                                                      =========    =========    =========



The accompanying notes are an integral of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WYNDHAM HOTEL CORPORATION


1. THE FORMATION AND THE FINANCING PLAN:

The Formation

       Wyndham Hotel Corporation ("WHC") was formed in Delaware in February 1996 to succeed to the business of Wyndham Hotel Company Ltd. (the "Old Management Company"), which, directly and through its subsidiaries, manages and franchises the Wyndham brand hotels and manages non-Wyndham brand hotels, as well as succeed to the ownership of six Wyndham brand hotels, a leasehold interest relating to the Garden Hotel Associates L.P. ("GHALP") lease (the "GHALP Lease") and an additional leased hotel (an aggregate of 12 leased Wyndham brand hotels) and a contract to purchase a single additional hotel (collectively, the "Assigned Businesses"). The Assigned Businesses and WHC are referred to collectively as (the "Company"). In March 1996, the Company entered into certain agreements with the owners of direct and indirect interests in the Old Management Company and hotels (the "Formation Agreement"), which collectively provided for the transfer to the Company of the Assigned Businesses, as well as certain other transactions described below that involved the parties thereto. In addition, on March 10, 1996, the Company entered into an agreement (the "Bedrock Exchange Agreement") with various affiliates of Hampstead Group L.L.C. (together with certain of its affiliates, "Bedrock"), pursuant to which Bedrock transferred to the Company options to acquire equity interests in the Old Management Company (the "Bedrock Options"), and Bedrock contributed $10.0 million (the "Bedrock Contribution").

       GHALP has historically owned 11 Wyndham Garden Hotels managed by the Company (the "GHALP Properties"). A 30% interest in GHALP was owned by a partnership owned by Mr. and Mrs. Trammell Crow (together with various descendants of Mr. and Mrs. Crow and various corporations and entities beneficially owned or controlled by such person, the "Crow Family Members") and four senior executive officers of the Company (the "Senior Executive Officers"), and the remaining 70% was held by an unaffiliated third party. On May 2, 1996, Crow Family Members and the Senior Executive Officers acquired the remaining 70% ownership interest from the third party for a purchase price of approximately $29.5 million. The purchase price was funded from the proceeds of the sale of GHALP Properties to Hospitality Properties Trust (including its subsidiaries, "HPT"), a publicly traded real estate investment trust ("REIT"), for $135.3 million, which properties were leased back pursuant to one or more long-term leases with an initial term of approximately 17 years to a new partnership ("GHALP II"), the ownership of which mirrors the ownership of GHALP. As part of the Company's formation, the Company succeeded to GHALP II's interest in the GHALP Lease and continues to manage the hotels.

       Pursuant to the Formation Agreement, the Company indemnified certain of the owners of the Assigned Businesses and Bedrock for liabilities arising in connection with the Formation resulting from claims brought by unaffiliated third parties.

The Financing Plan

       The Company implemented a "Financing Plan" in order to fund the cash payments associated with the Formation, repay certain mortgage and other indebtedness assumed in connection with the Formation and provide liquidity for the Company's operating and growth strategies. Under the Financing Plan, the Company (i) concurrently offered $100.0 million of 10.5% senior subordinated notes due 2006 (the "Notes"); (ii) con- currently offered 4,197,500 shares of common stock (the "Common Stock") in an equity offering, and thereby raised approximately $67.2 million in gross proceeds (together with the $100.0 million debt offering, the "Offerings"), (iii) entered into a $100.0 million revolving credit facility with a financial institution (the "Revolving Credit Facility");
(iv) received the Bedrock Contribution in the amount of $10.0 million; and (v) eliminated $7.5 million of outstanding indebtedness under the Company's previous revolving credit facility with another financial institution upon the financial institution's exercise of its option to purchase from the Company 504,032 shares of the Common Stock.

2. BASIS OF PRESENTATION:

       The accompanying consolidated financial statements of the Company at December 31, 1996 and for the period since WHC's implementation of the Formation and the Financing Plan in May 1996 through December 31, 1996 include the accounts of WHC, its wholly-owned subsidiaries resulting from the Formation and subsequent acquisitions. Financial statements at December 31, 1995 and for the periods prior to the Formation (January 1, 1994 through May 24, 1996) include the combined accounts of WHC and its majority owned entities. All significant intercompany balances and transactions have been eliminated.

       The consolidated financial statements at December 31, 1996 include the accounts of the Company which consist of the following entities:

Management entities:

       Wyndham Management Corporation
       (a Delaware corporation)
       WHCMB, Inc. (a Delaware corporation)
       Waterfront Management Corporation
       (a Delaware corporation)
       WHCMB, Toronto, Inc. (a Canada corporation)
       Wyndham Hotels & Resorts Management, Ltd.
       (a Bermuda corporation)
       Wyndham Hotels & Resorts (Aruba) N. V.
       (an Aruba corporation)
       WHCMB Overland Park, Inc. (a Kansas corporation)
       A management subsidiary for a non-branded hotel
       (a Delaware corporation)

Hotel entities:

       Wyndham Hotel Corporation
       (a Delaware corporation)
       GHALP Corporation (a Delaware corporation)
       WHC Vinings Corporation (a Delaware corporation)
       WHC Development Corporation
       (a Delaware corporation)
       WHC Franchise Corporation
       (a Delaware corporation)
       WHC Columbus Corporation (a Delaware corporation)
       Wyndham IP Corporation (a Delaware corporation)
       WHC Salt Lake City Corporation
       (a Delaware corporation)
       XERXES Limited (a Texas corporation)
       WH Interests, Inc. (a Texas corporation)
       WHC Caribbean Limited (a Jamaican corporation)

Partnership entity:

       Rose Hall Associates, L.P. (a Texas limited partnership)

       The Company has a 30% investment in a hotel partnership which owns a hotel located in Columbus Ohio. The Company does not have voting or operational control over this hotel partnership; therefore, the investment is accounted for using the equity method in the accompanying financial statements.

       The management entities were formed to provide management and development services to hotel property owners. As of December 31, 1996, 82 properties, located in 25 states, the District of Columbia, Ontario, Canada and 5 Caribbean islands were owned and operated by the Company or under management or franchise contracts. The Company operates 21 Wyndham Hotels, 44 Wyndham Garden Hotels and 7 Wyndham Resort Hotels. The Company provides management services to 3 non-Wyndham brand hotels, and 7 extended stay hotels.

       The hotel entities, which own 10 hotels and lease 12 hotels, were formed for the purpose of acquiring, owning, leasing and operating hotels throughout the United States, and the Caribbean. Hotel revenues are primarily dependent upon the individual business traveler and small business groups.

       The partnership entity, which is comprised of 1 limited partnership, was formed for the purpose of managing and investing in a hotel entity.

Use of Estimates and Assumptions

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

       Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents in accounts with major financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management believes credit risk related to these deposits is minimal.

Reclassifications

       Certain prior year amounts have been reclassified to conform to the current year presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash

       For purposes of reporting cash flows, all highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

       As of December 31, 1996, restricted cash included a depository account balance of $865,000 which collateralizes a letter of credit. Management anticipates the deposit will be reduced concurrent with reductions in the letter of credit commitment.

Inventories

       Inventories consisting of food, beverage, china, linen, glassware, silverware, uniforms, and supplies are stated at cost which approximates market, with cost determined using the first-in, first-out method.

Property and Equipment

       Buildings are carried at cost and depreciated over forty years using the straight-line method. Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, which range from three to nine years. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of the lives of the assets or the terms of the related leases. Normal repairs and main- tenance are charged to expense as incurred.

       The Company periodically reviews its property and equipment to determine if its carrying cost will be recovered from future operating cash flows. In cases when the Company does not expect to recover its carrying cost, the Company recognizes an impairment loss. No such losses have been recognized to date.

Management Contracts

       The Company has entered into management agreements which required payment of certain costs associated with the change in the management of hotels. These costs have been recorded as deferred management contract costs and are being amortized on a straight-line basis over the terms of the agreements. The Company periodically evaluates the recoverability of management contract costs to determine whether such costs will be recovered from future operations.

       Certain management agreements include repayment provisions if termination occurs prior to the term of the agreement. During 1996, the Company received $516,000 for termination of management contracts that is included in other revenues (net of write-off of the unamortized costs).

Other Assets

       At December 31, 1996, other assets consisted primarily of unamortized debt costs totaling $7.6 million incurred in connection with the offering of the Notes and the Revolving Credit Facility which is being amortized over the terms of the Notes and the Revolving Credit Facility using the straight-line method, a $2.1 million deposit for the acquisition of a lease agreement on a hotel property and $1.2 million of capitalized legal costs for defending a trademark which is being amortized over 17 years. Also included in other assets are restricted cash for the acquisition of property and equipment in the amounts of approximately $616,000 and $2.3 million, at December 31, 1995 and 1996, respectively.

       At December 31, 1995, other assets included loan costs of approximately $746,000. The related loans were repaid with the proceeds from the Offerings. As a result, the unamortized loan costs were written off and are reported as an extraordinary item.

Advance Deposits

       Deposits represent cash received from guests for future hotel reservations at the hotel entities and cash received from the owners of certain hotels managed by the Company for various operating expenses paid by the Company on behalf of managed properties. Upon termination of the management contracts, the excess, if any, of the deposits over the actual operating expenses owed to the Company would be refunded to the owners.

Income Taxes

       Since the Company's Formation in May 1996, federal income taxes have been provided in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. In accordance with SFAS 109, the Company has recorded a net income tax benefit of $8.2 million (before extraordinary item) since its Formation. See Note 15 for the components of deferred tax assets and income tax benefit.

       For periods prior to the Company's Formation, each of the combined companies was either a partnership, an S corporation or a nontaxable Bermuda corporation, and consequently, was not subject to federal income taxes. Thus, taxable income or loss was allocated directly to the taxable income of the individual partners and stockholders. The Company's tax returns and the amount of allocable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to income or loss, the tax liability of the partners and stockholders could be changed accordingly.

Revenue Recognition

       Hotel revenue, management fees, service fees, reimbursements and other income are recognized when earned.

Foreign Currency Translation

       Financial statements of foreign subsidiaries not maintained using U.S. dollars are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Assets and liabilities of non-U.S. operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses of non-U. S. operations are translated at the weighted average exchange rate during the year. Resulting translation adjustments are reflected in stockholders' equity. Realized foreign currency gains and losses are included in results of operation.

Self Insurance

       The Company is self insured for various levels of general liability, workers' compensation and employee medical coverages. Accrued expenses include the estimated cost from unpaid incurred claims.

Adoption of Authoritative Statement

       Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" accounting requirements became effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has elected to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share for the year ended December 31, 1996 as if the fair value based method of accounting defined in SFAS No. 123 had been applied. See Note 17. Stock-Based Compensation Plans.

Earnings Per Share

       Earnings per share for the year ended December 31, 1996 are computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial. Earnings per share data for the years ended December 31, 1994 and 1995 relates to periods prior to the Company's formation and therefore is not presented.

4. ACQUISITIONS:

       On May 2, 1996, a 70% partnership interest in GHALP, owned by an unaffiliated third party, was acquired by a newly formed partnership owned by an affiliate and Senior Executive Officers. In a subsequent series of transactions the properties were sold to an unaffiliated real estate investment trust and all debt was repaid. The hotel properties were leased back to a newly formed limited partnership owned by the affiliate and Senior Executive Officers under eleven long-term operating leases. These leases were transferred to a subsidiary of the Company in connection with the formation of the Company. Each of the leases has an initial term of seventeen years and four optional twelve-year renewal periods exercisable at the Company's option for all hotels. Under the terms of these leases, yearly base rent aggregates $13.6 million plus a contingent rent paid based on a percentage of excess revenue over base year revenues. These leases require the Company to pay substantially all expenses associated with the operation of the leased hotels, including real estate taxes and insurance.

       In May 1996, the Company acquired, from an unaffiliated party, the Wyndham Garden Hotel-Vinings, a 159 room hotel. The purchase price was approximately $12.5 million, comprised of a cash payment of $3.6 million and the assumption of existing indebtedness encumbering the property.

       In July 1996, the Company, in separate transactions, acquired a 181 room hotel in Kansas ("Overland Park") and a 254 room hotel in Dallas, Texas ("Dallas Market Center") for a total purchase price of $13.7 million.

       On August 30, 1996, the Company acquired a 287 room hotel, the Bristol Place Hotel in Toronto, Canada (the "Bristol Place in Toronto"). The total investment approximated $19.9 million with a purchase price of $17.4 million and renovation and other costs of $2.5 million. The renovation is expected to be completed in 1997.

       These acquisitions were accounted for using the purchase method and accordingly, the acquired assets, which consisted primarily of property and equipment, were recorded based on their estimated fair values at the date of acquisition. These acquisitions were funded with a portion of the net proceeds from the Offerings. For pro forma financial information relating to these acquisitions see Note 25.

       In November 1996, the Company purchased a 30% interest in a hotel partnership and related management contract of a 217 room hotel property in Columbus, Ohio, ("Columbus Hotel") with a purchase price of $1.6 million (including related management contract acquisition costs of $500,000). The acquisition was accounted for using the equity method.

         In November 1996, the Company also entered into a letter of intent for a hotel in Salt Lake City, Utah. The transaction, which was executed in January 1997, required the Company to make deposits totaling $10.0 million with the lessor. The deposits were funded with cash borrowed under the Revolving Credit Facility.

5. INVESTMENT IN HOTEL PARTNERSHIPS:

       In November 1996, the Company acquired a 30% equity interest in the Columbus Hotel. Pursuant to the partnership agreement, the Company was not allocated any profits or losses of the partnership for the period ended December 31, 1996.

       The Company's 30% equity investment in GHALP ceased on May 2, 1996 following the acquisition of the remaining 70% interest as part of the Company's Formation and all GHALP account balances have been included in the Company's consolidated financial statements.

       The summary of the significant financial information of GHALP for 1994 and 1995, is as follows (in thousands):

                                              DECEMBER 31,
                                                 1995
                                               --------
ASSETS
Total current assets                           $  6,770
Property and equipment, net                     103,798
Other                                             1,947
                                               --------
                                               $112,515
                                               ========

LIABILITIES AND PARTNERS' EQUITY
Total current liabilities                      $  5,049
Long-term debt, excluding current portion        93,000
Partners' equity                                 14,466
                                               --------
                                               $112,515
                                               ========


                                   YEARS ENDED DECEMBER 31,
                                       1994      1995
                                     --------  --------
Revenues                             $ 50,917  $ 56,976
Expenses                               46,795    51,429
                                     --------  --------
     Net income                      $  4,122  $  5,547
                                     ========  ========


       The Company's initial contribution upon formation of GHALP was $7,000,000 of the total initial aggregate contributions of $36,000,000.

6. NOTES AND OTHER RECEIVABLES FROM AFFILIATES:

       As of December 31, 1995 and 1996, notes and other receivables from affiliates consisted of the following (in thousands):

                                             DECEMBER 31,
                                             1995     1996
                                            ------   ------
Promissory notes bearing interest at 9%
     per annum, payable in 2005             $6,396   $6,431
Promissory note bearing interest at prime
     plus 2% (8.25% at December 31, 1996)
     per annum, payable in 2000              1,278    1,254
                                            ------   ------
                                            $7,674   $7,685
                                            ======   ======

       The promissory notes represent loans made to affiliated entities to acquire hotels which then have executed management agreements with the Company. The loans are collateralized by the partnership interests in the respective entities. Interest income of $100,000 and $716,000 was earned for the years ended December 31, 1995 and 1996, respectively.

7. NOTES RECEIVABLE:
       As of December 31, 1995 and 1996, notes receivable consisted of the following (in thousands):


                                               DECEMBER 31,
                                              1995     1996
                                             ------   ------
Promissory note bearing interest at
     13.5% per annum, payable in 2011        $   --   $4,329
Promissory note, non interest bearing,
     payable in installments based
     on the hotel's excess gross operating
     profit and excess proceeds from
     capital transactions, as defined in
     the management contract                    105    1,878
Promissory note bearing interest at prime
     plus .5%, due in 2005, sold to a
     related party in 1996 (see Note 22)      2,345       --
Promissory note bearing interest at 9.5%
     per annum, payable in 2001                  --      100
                                             ------   ------
                                             $2,450   $6,307
                                             ======   ======


       The promissory notes represent loans made to entities to renovate hotels or to cover working capital deficits. The entities then have executed management agreements with the Company.

       Pursuant to the terms of a management agreement obtained in 1996, the Company is obligated to provide $4,750,000 of working capital to a hotel partnership. As of December 31, 1996, $4,329,000 of this obligation has been funded.

8. PROPERTY AND EQUIPMENT:

       Property and equipment, at cost, consist of the following (in thousands):

                                         DECEMBER 31,
                                      1995         1996
                                    ---------    ---------
Land                                $   9,955    $  16,078
Buildings and improvements             77,108      111,698
Furniture, fixtures and equipment      28,057       36,801
Work in progress                           --        3,513
Leasehold improvements                    247          205
                                    ---------    ---------
                                      115,367      168,295
Less accumulated depreciation and
     amortization                     (27,763)     (34,119)
                                    ---------    ---------
                                    $  87,604    $ 134,176
                                    =========    =========

9. MANAGEMENT SERVICES AND RELATED REVENUES:

       The Company has entered into management agreements for hotels. The owners of certain hotels the Company manages are affiliates related by common ownership or control. Management fees earned for hotels owned by affiliates in 1994, 1995 and 1996 were $7,372,000, $9,528,000 and $15,257,000, respectively.

       Various operating expenses have been paid by Wyndham on behalf of managed properties. As of December 31, 1994, 1995 and 1996, accounts receivable from hotels owned by affiliates were $2,520,000, $3,002,000 and $5,582,000, respectively.

       The Company provides centralized accounting services such as accounts payable, payroll and financial statement preparation for certain managed hotels. The Company charges an accounting fee to these hotels for such services. Design fees are additional service fees paid to the Company for the development, and design and construction of new hotels as well as for the refurbishment of existing hotels. In addition, the Company receives purchasing fees based on a percentage of cost of goods ordered for purchasing various items.

       Reimbursements represent revenues recognized for the reimbursement of expenses associated with providing sales and marketing, centralized reservations, partnership accounting and other support services. Included in reimbursable expenses are advertising and promotional expenses of $3,655,000, $4,905,000 and $6,217,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

10. SECURITY DEPOSITS:

       Security deposits represent cash payments made by the Company related to various leases of real estate and equipment. At December 31, 1996, security deposits consisted primarily of $13.6 million in deposits related to the GHALP Properties.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following (in thousands):

                                                  DECEMBER 31,
                                                 1995      1996
                                                -------   -------
Accounts payable                                $ 3,648   $ 5,719
Due to medical benefit trusts                        --     2,756
Due for managed hotels' insurance liabilities        --     3,602
Taxes                                             1,486     2,799
Payroll and related costs                         2,055     5,284
Accrued interest                                    880     1,390
Other                                               385     2,006
                                                -------   -------
                                                $ 8,454   $23,556
                                                =======   =======

12. LONG-TERM DEBT:

       Long-term debt consists of the following (in thousands):

                                                           DECEMBER 31,
                                                          1995       1996
                                                        --------   --------
Senior subordinated notes, interest payable
     semi-annually at 10.5%, principal
     maturing May 15, 2006, redeemable
     after May 15, 2001 at prices ranging
     from 105.25% to 100.00% of the principal            $    --   $100,000
Industrial Revenue Bond indebtedness,
     collateralized by a first lien mortgage,
     interest payable monthly to trustee at 5.72%,
     maturing October 1, 2025, required to
     be refinanced in February 1997                           --      9,675
Mortgage loan, a hotel property is pledged as
     collateral, interest payable monthly at prime
     (8.50% at December 31, 1995) plus .5%
     and principal due in installments based on
     cash flow, matured May 2, 1996                       12,607         --
Mortgage loan, a hotel property is pledged
     as collateral, interest payable monthly at
     LIBOR (5.44% at December 31, 1995) plus 1.75%
     and principal due in installments based on
     cash flow, maturing December 31, 1999, repaid in
     May 1996                                             10,034         --
Mortgage loan, a hotel property is pledged as
     collateral, interest payable monthly at
     LIBOR plus 1.5% and principal due in
     installments based on cash flow, maturing
     December 31, 1999, repaid in May 1996                10,115         --
Mortgage loan, a hotel property is pledged as
     collateral, interest payable monthly at
     LIBOR plus 3.25%, and principal maturing
     May 21, 2000, repaid in May 1996                      5,400         --
Mortgage loan, a hotel property is pledged as
     collateral, interest payable monthly at
     prime plus 1.25%, and principal due in
     installments based on cash flow, maturing
     August 28, 1997, repaid in May 1996                   8,734         --
Mortgage loan, a hotel property is pledged
     as collateral, interest payable quarterly at
     86% of LIBID, and principal payable
     quarterly and maturing November 15,
     1999, repaid in May 1996                              5,870         --
Revolving credit agreement, substantially all of
     the assets of Wyndham are pledged as
     collateral, interest payable quarterly at 9%,
     and principal maturing June 30, 2002, repaid
     in May 1996                                          12,500         --
Note payable to seller of a hotel, partnership
     interest pledged as collateral, interest
     payable quarterly at 8%, principal payable
     quarterly and maturing May 21, 1997,
     repaid in May 1996                                    2,392         --
Note payable to seller of a hotel, interest
     payable quarterly at 11.5%, principal due
     quarterly and maturing November 15,
     1999, repaid in May 1996                              2,348         --
Note payable to bank, interest payable
     quarterly at Jamaican prime plus 1.5%,
     principal payable quarterly and maturing
     November 15, 1999, repaid in May 1996                   195         --
                                                         -------   --------
                                                          70,195    109,675
Current portion of long-term debt                         15,653         --
                                                         -------   --------
Long-term debt, excluding current portion                $54,542   $109,675
                                                         =======   ========

       The outstanding balance of the long-term debt of $109,675,000 at December 31, 1996 is payable after the year 2001. On February 28, 1997, the Industrial Revenue Bonds were refinanced. See Note 24. Subsequent Events.

       In May 1996, as a part of the implementation of the Company's Financing Plan, the Company obtained the Revolving Credit Facility. The Revolving Credit Facility provides for up to $100.0 million of revolving loan borrowings. The Revolving Credit Facility is a direct obligation of the Company and is fully and unconditionally guaranteed by each of the Company's subsidiaries. While no amount has been drawn under this facility at December 31, 1996, approximately $42.3 million aggregate principal amount was available for borrowing at that date in accordance with the terms of the facility. In January 1997, the Company borrowed $10.8 million at an average interest rate of 7.81% under the Revolving Credit Facility to meet the requirement of a new hotel lease agreement. The Revolving Credit Facility will mature in May 2000.

       The indentures of the $100.0 million senior subordinated notes and the Revolving Credit Facility contain covenants restricting the Company's ability to incur indebtedness, pay dividends and otherwise limiting the Company's activities. The loan agreement for the Revolving Credit Facility, which contains the most restrictive covenants, requires the Company to maintain a minimum net worth of $55.0 million, maintain annually increasing consolidated fixed charge coverage ratios (before and after capital expenditures) as defined in the covenants, and maintain annually decreasing consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (before and after capital expenditures) ratios as defined in the covenants.

       The outstanding balance of a revolving credit agreement at December 31, 1995 (subsequently increased to $15.0 million) was repaid at the Company's initial public offering. The Company paid $7.5 million in cash to the financial institution. The remaining one-half of the $15.0 million was discharged upon the financial institution's election to exercise its option, pursuant to the modified credit agreement, to purchase 504,032 shares of the Company's Common Stock for a total purchase price of $7.5 million. See Note 1. The Formation and the Financing Plan.

13. LEASES:

       The Company leases various types of property including land and buildings of hotel properties, office facilities and equipment under agreements ranging from 1 to 30 years. Leased capital assets included in property and equipment at December 31, 1995 and 1996 are as follows (in thousands):

                               DECEMBER 31,
                             1995        1996
                           --------    --------
Property                   $ 14,530    $ 14,530
Equipment                     3,434       3,734
                           --------    --------
                             17,964      18,264
Accumulated amortization     (5,721)     (7,132)
                           --------    --------
                           $ 12,243    $ 11,132
                           ========    ========

       The Company incurred rental expense totaling $1,707,000, $1,199,000 and $10,319,000, respectively, in 1994, 1995 and 1996. The 1996 rental expense included $9,067,000 on the GHALP Lease.
       The future minimum lease payments required under the capital lease (together with the present value of net minimum lease payments) and future minimum lease payments required under operating leases that have an initial term or remaining noncancelable lease term in excess of one year at December 31, 1996 are as follows (in thousands):

                                                  CAPITAL  OPERATING
                                                  LEASES
                                                  ------   --------
YEAR ENDING DECEMBER 31:
1997                                             $ 2,555   $ 14,902
1998                                               2,492     14,566
1999                                               2,390     14,566
2000                                               2,379     13,886
2001                                               2,333     13,886
Thereafter                                        37,183    164,158
                                                  ------   --------
Total minimum lease payments                      49,332   $235,964
                                                           ========
Less imputed interest                             28,553
                                                  ------
Present value of net minimum lease payments       20,779
Less current portion                                 510
Long term portion of net minimum                 -------
     lease payments                              $20,269
                                                 =======

       WH Interests, Inc. ("WHI") has a lease agreement for the property which is accounted for as a capital lease. This agreement provides for payments of contingent rent based on a percentage of net operating income, as defined, less base rent and the management fee (base amount). For lease years 1990 through 1999, contingent rent payable to the landlord is 20% of the excess of net operating income, as defined, over the base amount and 50% of the excess for lease years thereafter. Contingent rent expense for the years ended December 31, 1994, 1995 and 1996 was $108,000, $59,000 and $185,000 respectively.

       This capital lease agreement provides for a reserve for capital expenditures equal to 4% of the gross income of the respective hotel. At the end of the lease term, the Company is required to refund to the lessor the excess of amounts reserved over actual capital expenditures. At December 31, 1995 and 1996 the reserved amount exceeded expenditures by $1,039,000 and $974,000, respectively.

14. DEFERRED GAIN:

       The deferred gain represents the gain resulting from the sale of the land, buildings, furnishings and equipment of GHALP to HPT in the sale and lease back transaction as described in Note 1. The gain is being amortized over the initial term of the GHALP lease of 17 years.

15. INCOME TAXES:

       The Company's provision for income taxes is comprised of the following (in thousands):

                                      MAY 24, 1996
                                        THROUGH
                                        DEC. 31
                                         1996
                                         ----
Current
     Federal                            $3,453
     State                                 516
                                        ------
         Total current expense           3,969
                                        ------
Deferred
     Federal                               472
     State                                  38
                                        ------
         Total deferred expense            510
                                        ------
             Total income tax expense   $4,479
                                        ======

       A reconciliation of the statutory federal income tax rate and the effective tax rate to income before income taxes and extraordinary items as included in the consolidated statements of income is as follows:

                                      MAY 24, 1996
                                        THROUGH
                                        DEC. 31
                                         1996
                                         ----
Federal                                  35.0%
State                                     3.0%
Tax reduction due to FICA tax credit     (2.3)%
Other                                     3.4%
                                         ----
     Total current expense               39.1%
                                         ====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

                                                  DEC. 31
                                                   1996
                                                 -------
Deferred tax assets:
     Other current assets                       $    674
     Land                                             99
     Depreciation and amortization                   800
     Management contracts                          7,439
     Other current liabilities                       754
     Long-term lease                               7,632
     Deferred gain                                 4,557
                                                 -------
         Total deferred tax assets                21,955
                                                 -------
Deferred tax liabilities:
     Other non-current liabilities                  (522)
     Security deposits                            (5,746)
                                                 -------
         Total deferred tax liabilities           (6,268)
                                                 -------
             Net deferred tax assets             $15,687
                                                 =======

       On May 24,1996, the Company, previously a non-taxable entity, became a taxable entity. Upon the conversion of a non-taxable to a taxable entity, the Company recognized a deferred tax asset of approximately $16.2 million, of which $3.2 million was recognized in retained earnings and $13.0 million was recognized in continuing operations as a tax benefit. The book income for the period from May 24, 1996 through December 31, 1996 was approximately $11.5 million.

16. STOCKHOLDERS' EQUITY:

       In connection with the initial public offering, the Company authorized Common Stock of 45,000,000 shares, $.01 par value per share. At December 31, 1996, 20,018,299 shares were issued and outstanding. Holders of the Common Stock have no preemptive or conversion rights and the Common Stock is not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions with respect to the Common Stock.

       The Company's Certificate of Incorporation ("Certificate") authorized 5,000,000 shares of preferred stock ("Preferred Stock"), none of which is outstanding. The Board of Directors (the "Board") has the authority, without any further vote or action by the stockholders, to issue Preferred Stock in one or more series and to fix the number of shares, designations, and relative rights.

       In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights of any Preferred Stock then outstanding. The Company has no present intention to issue shares of Preferred Stock.

17. STOCK-BASED COMPENSATION PLANS:

       The Company sponsors the "Wyndham Hotel Corporation 1996 Long Term Incentive Plan" (the "Plan"), which is a stock-based incentive compensation plan as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional, and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

       Under the Plan, the Company is authorized to issue shares of Common Stock or cash pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted shares, stock appreciation rights, and performance units. Awards may be granted to key executives and other key employees of the Company, including officers of the Company and its subsidiaries.

       According to the Plan, Awards may be granted with respect to a maximum of 2,133,811 shares of Common Stock. No participant may be granted, in any year, Awards with respect to more than 500,000 shares of Common Stock. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms applicable to Awards granted under the Plan.

       In 1996, the Company granted a total of 820,700 nonqualified stock options under the Plan.

       A summary of the status of the Company's stock options as of December 31, 1996 and the changes during the year ended on that date is presented on the following page.

                                       NUMBER OF     WEIGHTED
                                       SHARES OF     AVERAGE
                                       UNDERLYING    EXERCISE
                                        OPTIONS      OPTIONS
                                       ---------    ---------
Outstanding at beginning of the year         --    $      --
Granted                                 820,700    $   16.09
Exercised                                    --    $      --
Forfeited                              (128,000)   $  (16.00)
Expired                                      --           --
                                       --------
Outstanding at end of year              692,700    $   16.11
                                       ========
Exercisable at end of year                   --          N/A
Weighted-average fair value                   0    $    3.20


       The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, risk-free interest rates are different for each grant and range from 6.05% to 6.41%; the expected lives of options are 5 years; and volatility of 36.54% for all grants.

       As of December 31, 1996, there were 692,700 options outstanding with a weighted-average remaining contractual life of 9.39 years and a weighted-average exercise price of $16.11. None of these options were exercisable at that time.

       Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 would approximate the pro forma amounts below (in thousands, except per share amounts):

                                       AS REPORTED        PRO FORMA
                                        DEC. 31,           DEC. 31,
                                          1996               1996
                                       -----------         --------
SFAS 123 charge                          $    --           $   577
APB25 charge                             $    --           $    --
Net income                               $23,966           $23,615
Net income per common share              $  1.20           $  1.18

       The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

18. RECEIVABLES FROM AFFILIATES:

       Management fees for one managed hotel, owned by an affiliate of the Company, are deferred until certain operating criteria, as defined in the partnership's management agreement and loan agreement, are met. As of December 31, 1995 and 1996, this deferred balance, a receivable from an affiliate included in partners' capital, was $1,223,000. These management fees will be collected upon meeting the operating criteria as defined in the agreement.

       In addition, included in partners' capital at December 31, 1995 were receivables from affiliates which include certain partner capital contributions and accrued interest of $1,080,000.

19. COMMITMENTS AND CONTINGENCIES:

       Litigation has been initiated against the Company pertaining to the right to use the Wyndham name for hotel service in the New York metropolitan area. On January 29, 1996, a temporary restraining order was issued by the Supreme Court of the State of New York which, pending the outcome of a trial, prevents the Company from using the Wyndham name in the New York area. An adverse decision in the litigation could prevent the Company from operating Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a 50 mile radius of a hotel in Manhattan operated under the "Wyndham" name. It is management's opinion, based on legal counsel, that the range of losses resulting from the ultimate resolution of the aforementioned claim cannot be determined. The cost of $1,187,000 at December 31, 1996 for defending the trademark has been capitalized and is being amortized over 17 years, pending the ultimate resolution. An adverse decision may result in the immediate write-off of those capitalized costs.

       The Company received a Notice of Intent to make Sales and Use Tax audit changes from the Tampa Region of the Florida Department of Revenue for the period from July 31, 1990 through June 30, 1995. The audit assessed additional taxes of $584,000, penalty of $224,000 and interest of $201,000 for a total assessment of $1,009,000. The previous owners (an affiliate) have agreed to indemnify the Company with respect to any additional sales and use tax paid by the Company for the audit period. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to this matter and that any potential liability in excess of the $189,000 initially recorded would not materially effect the Company's consolidated financial statements.

       On February 29, 1996, an affiliate and the Company were served with a complaint filed on November 22, 1995 by an owner of a hotel managed by the affiliate. The claim involved the collection of a promissory note relating to an earlier litigation between the affiliate and the owner. The owner alleged that the transfer of certain management contracts by the affiliate to the Company was a fraudulent conveyance that rendered the affiliate insolvent. Liability for payment of the promissory note was not transferred to or assumed by the Company. This litigation was settled during 1996 at no cost to the Company.

       The Company has pending several other claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the consolidated financial statements.

       Pursuant to the terms of a management agreement of a hotel in which the Company has a 30% ownership, the Company has committed to fund up to $2.5 million for the renovation of the hotel property. The loan will bear an interest rate at 10% and will be collateralized by the outstanding partnership interest of owners. Interest will be due monthly and principal is payable in installments beginning January 1998 based on the operating income of the hotel. At December 31, 1996, none of such amount has been advanced. The Company also guarantees $2,340,000 in indebtedness of this hotel.

       Pursuant to the terms of the management agreements of two affiliate-owned hotels under construction, the Company has undertaken certain commitments to provide furniture, fixtures and equipment for each hotel at a fixed price totaling $8.1 million. As of December 31, 1996, the Company has funded such commitments totaling $5.0 million. The Company has indirectly paid the excess amount of approximately $300,000 by contributing such amount to the partnership that owns one of the hotels. The Company also paid certain pre-opening expenses for one of the hotels in the amount of $495,000. The Company has guaranteed to fund up to $230,000 in working capital per year for three years after one of the hotels is opened in the event that the hotel generates inadequate cash flow and the Company has guaranteed $875,000 in indebtedness.

       Pursuant to the terms of a management agreement for a resort hotel property, the Company has under-taken, subject to certain contingencies, certain commitments to provide approximately $2.0 million, approximately $1.6 million of which shall be used for preopening expenses and the purchase of furniture, fixtures and equipment and the remainder of which shall be used to fund working capital for the hotel. As of December 31, 1996, approximately $659,000 of such commitments has been funded.

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

       The Company is subject to environmental regulations related to the ownership, management, development and acquisition of real estate (hotels). The cost of complying with the environmental regulations was not material to the Company's consolidated statements of income for the years ended December 31, 1994, 1995 and 1996. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on the Company's financial statements.

20. EMPLOYEE BENEFIT PLANS:

       The Company sponsors 401(k) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The Company matches employee contributions up to 4% of an employee's salary. The aggregate expense under the plans amounted to approximately $166,000, $202,000 and $229,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

       The Company maintains a self-insured group health plan through a Voluntary Employee Benefit Association ("VEBA"). This plan is funded to the limits provided in the Internal Revenue Code, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts which limit exposure to the Company. The Company has recognized expenses related to the plan of $687,000, $832,000 and $1,504,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

       Certain management employees are partners in an equity participation plan, Wyndham Employees, Ltd. ("WEL"). The Company has accounted for WEL in a manner similar to a formula unit incentive plan. Partners are admitted into WEL and partnership units are awarded at the discretion of Wyndham's Senior Executive Officers. Units vest five years after award date and are payable by WEL upon certain events. Unit values are determined by formulas related to appreciation in value of Wyndham and other affiliated entities. In addition, the Senior Executive Officers own limited partner interests in Wyndham and several affiliates of Wyndham. These limited partner interests were purchased by these Senior Executive Officers for amounts equal to the fair value of such interests. The Senior Executive Officers borrowed the funds used to purchase such limited partner interests from an affiliate of Wyndham and collateralized such borrowings with their limited partner interests. The Senior Executive Officers' shares of the distributable cash of the limited partnerships is used to repay such affiliate loans. For financial reporting purposes, the Company has recognized compensation expense under WEL and the Senior Executive Officer equity participation of $2,802,000, $3,992,000 and $2,919,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The primary component of such expense was fixed at the Company's initial public offering price, and the Company will not incur additional expense for periods subsequent to the initial public offering. In February 1997, WEL was terminated upon the distribution of 646,696 shares of the Company's Common Stock held by WEL to its participants.

21. FAIR VALUE:

       The Company has estimated the fair value of its financial instruments at December 31, 1996 as required by Statement of Financial Accounting Standards No. 107. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. Long-term debt had a fair value of $112,135,000 at December 31, 1996, based on the quoted market prices. The carrying values of fixed rate debt are reasonable estimates of their fair values based on their discounted cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities at December 31, 1996.

22. TRANSACTIONS WITH RELATED PARTIES:

       The following discussion of certain relationships and transactions includes (i) hotel management and related fees paid to the Company by certain affiliates, (ii) capital contributions, loans and other payments made by the Company to certain affiliates in connection with the Company's entry into hotel management contracts with related parties, (iii) transactions between the Company and Crow Family Members and the Senior Executive Officers and (iv) loans made to the Senior Executive Officers of the Company that the Company purchased in connection with its formation.

       During 1994, 1995 and 1996, the Senior Executive Officers incurred indebtedness to Wyndham Finance Limited Partnership ("WFLP"), a partnership owned by Crow Family Members. In addition, Wyndham Employees Ltd. ("WEL"), in which certain executive officers of the Company have an interest, incurred indebtedness to WFLP. Notes representing such loans were purchased by the Company in May of 1996 in connection with its Formation for a cash payment to WFLP in the amount of $18,576,000 which is equivalent to the aggregate outstanding principal and accrued interest severally owing by the Senior Executive Officers and WEL to WFLP. Such promissory notes, which are made payable to the Company, accrue interest at 6% per annum and are fully collateralized by the pledge of shares of Common Stock held by the note obligors. The outstanding principal and accrued interest (compounded quarterly) is payable in a single lump sum in May 2001. The aggregate principal amounts of such loans, including interest, purchased by the Company in connection with its Formation, are as follows (in thousands):

                          1995     1996
                         ------   ------
James D. Carreker        $1,868   $5,135
Leslie V. Bentley        $  767   $1,890
Anne L. Raymond          $4,418   $4,625
Stanley M. Koonce, Jr    $  547   $1,926
Eric Danziger*           $1,116   $2,829
WEL                      $  881   $3,044

*Resigned in 1996.

       During 1994, 1995 and 1996, the Company made cash advances in the aggregate amounts of $1,093,000, $1,381,000 and $329,000, respectively, to the Hotel Partnerships in which Bedrock has an ownership interest. The advances were used to pay certain renovation costs for Wyndham Garden hotels that were redeveloped by Bedrock. The advances are repaid through Bedrock's redevelopment fund. At December 31, 1996 no amounts were outstanding.

       During 1994, 1995 and 1996, the Company made payments in the aggregate amounts of $1,352,000, $1,740,000 and $1,742,000, respectively, to Wyndham Travel Management Ltd., an entity owned by Lucy Billingsley (the daughter of Mr. and Mrs. Trammell Crow), for travel services provided to the Company.

       During 1994 and 1995, the Company made payments in the aggregate amounts of $701,000 and $830,000, respectively, to Caribbean Hotel Management Company ("CHMC"), which is owned by Crow Family Members. The Company's payment obligations under the agreement were released and discharged in connection with the Formation of the Company in exchange for a cash payment paid by the Company to CHMC.

       During 1994, 1995 and 1996, the Company made payments in the aggregate amounts of $744,000, $875,000 and $850,000, respectively, as lease payments for its corporate office space to Tower 2001 Limited Partnership, a partnership in which Crow Family Members have an ownership interest. The Company's current lease on its corporate office space expires in May 1997. Following this period, the lease reverts to a month-to-month term.

       During 1994 and 1995, the owners of hotels owned or leased by the Company made contributions to a loss prevention fund in the amounts of $620,000 and $624,000, which funds were deposited to WFLP pending the use of such contributions by the loss prevention fund. The contributions were used to cover a portion of the deductible on insurance policies for such hotels in connection with insured claims made against the hotels.

       In 1995, the Company made payments in connection with entering into a management contract for the Wyndham Anatole Hotel, in which Crow Family Members have an ownership interest. The amount of such payment was $523,000 and the purpose was to pay costs associated with converting the property to the Wyndham brand.

       During 1994, 1995 and 1996, the Company made payments in the aggregate amounts of $321,000, $332,000, and $289,000, respectively, to GHMB, Inc., an entity owned by a Senior Executive Officer for the operation of liquor concessions at a Wyndham Garden hotel.

       During 1995 and 1996, the Company received payments in the aggregate amount of $73,000 and $514,000 from Convention Center Boulevard Hotel Limited, Waterfront Hotel Associates, S.E. and WHC-LG Hotel Associates, L.P., Hotel Partnerships in which Crow Family Members and some or all of the Senior Executive Officers have an interest. The payments were received as construction and renovation fees for the Wyndham Riverfront and Wyndham San Juan Hotels and for the Company's La Guardia Airport hotel.

       Pursuant to the terms of its management agreement relating to the Wyndham Hotel at Los Angeles Airport (the "LAX"), Wyndham agreed to loan $4,560,000 to be applied to costs of refurbishment of the LAX. The refurbishment loan is evidenced by a promissory note (the "Note Receivable"), which has been partially funded in the amount of $3,974,000 as of December 31, 1996. The Company's obligation to make the remaining advances under the refurbishment loan is collateralized by a letter of credit, which, in turn, is collateralized by $865,000 as of December 31, 1996 in cash. Prior to the Formation of the Company, WHC LAX Associates, L.P. ("WHC LAX"), a limited partnership owned by Crow Family Members and the Senior Executive Officers, paid to Wyndham $4,560,000 in return for Wyndham's agreement to pay to WHC LAX all payments that Wyndham receives under the Note Receivable. Wyndham also agreed that, insofar as WHC LAX's $4,560,000 payment to the Company exceeds advances that Wyndham is obligated to make, but has not yet made, under the Note Receivable, it would pay to WHC LAX interest at a variable rate that has ranged from 5.25% to 5.81% per annum on the unfunded amounts. As of December 31, 1996, the Company has accrued such interest in the amount of $32,000.

       The Company has entered into a five year service agreement with ISIS 2000, an entity owned by Crow Family Members and the Senior Executive Officers, whereby ISIS 2000 will provide centralized reservations and property management services to all Wyndham brand hotels. The services will be provided for a fee comprised of an initial link-up charge plus a per reservation fee and a per hotel charge for the property management system. The service fee payable by the Company totaled $772,000 in 1996. The Company has entered into an asset management agreement with ISIS 2000 providing for human resource, finance, accounting, payroll, legal and tax services. In addition, the Company has guaranteed operating leases on behalf of ISIS 2000 in the approximate amount of $2.4 million as of December 31, 1996.

       In 1995 and 1996, the Company made payments to Trammell Crow Company in the amount of $387,000 and $937,000, respectively, for contract labor (including related costs) provided to the Company for management information services.

       The Company has made insurance premium payments to Wynright Insurance ("Wynright"), an entity owned by Crow Family Members and the Senior Executive Officers, with respect to certain insurance policies maintained for the benefit of the Company and hotels owned or leased by the Company. Such payments totaled $593,000 in 1996. The Company also will enter into an asset management agreement with Wynright providing for human resource, finance, accounting, payroll, legal and tax services.

       In 1996, a subsidiary of the Company entered into a master management agreement (the "Agreement") with Homegate, an affiliated entity, which provides for the Company to manage up to 60 extended-stay hotel properties and to provide Homegate with other services. The Company and Homegate have agreed that Homegate will pay Wyndham or an affiliate a one-time fee of $25,000 for Wyndham's provision of design services in developing the initial prototype, certain other fees for the provision of software and other services, and a commission of 5% of the aggregate purchase price of all items that Homegate purchases through Wyndham's purchasing department. Homegate also must reimburse Wyndham for up to $100,000 for the costs incurred in developing Homegate's payroll and accounts payable software and for developing a marketing database, which costs will be reimbursed ratably upon the signing of the first 10 management contracts. Wyndham and Homegate will agree upon any fees to be paid with respect to ongoing systems support and maintenance services. The Company currently manages seven extended stay hotel properties for Homegate.

       In connection with the execution of the Agree-ment, certain Crow Family Members have agreed to grant Wyndham a right of first refusal affording Wyndham a preferential right to purchase their shares in connection with any proposed sale by any of such parties or their affiliates.

       In May 1994, the Company entered into an Investment Agreement and an Option Agreement (collectively, the "Bedrock Agreements") with Bedrock pursuant to which, as amended, Bedrock agreed to provide up to $335 million in equity and debt capital (the "Investment Program") to acquire hotels or hotel management companies and to make hotel related investments that are approved by both the Company and Bedrock. Approximately $196 million of debt and equity capital has been invested pursuant to the Investment Program as of December 31, 1996. Although the commitments of certain of the participants in the Investment Program expire in mid-1997, the Company will be entitled to manage any Investment Program hotel for a term of 15 years. Pursuant to the terms of the Investment Agreement, Bedrock is not required to invest a minimum amount of capital through the Investment Program, and Wyndham has not invested in any of the 17 hotels acquired pursuant to the Investment Program. Pursuant to the Investment Agreement, as amended, the Company and Bedrock have agreed that the Company will be permitted to manage any hotel with 250 or fewer rooms that is sourced by Bedrock. Subject to certain limitations, certain Crow Family Members have the right to co-invest with Bedrock in the Investment Program. The Company also has certain limited rights to co-invest with Bedrock in the Investment Program; provided, however, that once the Company elects to co-invest in Investment Program projects, it must co-invest in each subsequent project or it would forfeit additional rights to co-invest. At December 31, 1994, 1995 and 1996, the Company had executed management contracts with Bedrock for 11, 15 and 17 Wyndham brand hotels, respectively, through the Investment Program.

       Bedrock has certain registration rights with respect to 2,276,055 shares of Common Stock. Bedrock also entered into the Stockholders' Agreement with the Company, Crow Family Members, the Senior Executive Officers and WEL, which provides for, among other things, representation on the Company's Board of Directors.

23. SUPPLEMENTAL CASH FLOWS INFORMATION:

       The following table sets forth certain cash and non-cash investing and financing activities and other cash flow information (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                            1994      1995     1996
                                            ----      ----     ----
Supplemental cash flow information:
     Interest paid                        $ 7,694   $ 8,154   $11,292
     Income taxes paid                         --        --     3,939
Non-cash activities:
     Capital lease obligations incurred       115       283       429
Acquisitions of businesses:
     Fair value of assets acquired             --        --    49,967
     Liabilities assumed                       --        --    16,497
Common stock issued for repayment
      of revolving credit agreement            --        --     7,500

24. SUBSEQUENT EVENTS:

       In November 1996, the Company executed a contract for a hotel in Salt Lake City, Utah. The transaction, which closed in January 1997, required the Company to make deposits totaling $10.0 million with the lessor. The deposits were funded with cash borrowed under the Revolving Credit Facility.

       In February 1997, the Company, through a financial institution and a county authority, issued $9,675,000 in aggregate principal amount of revenue bonds. The bonds are issued to refinance the existing bonds that the Company assumed in the acquisition of the Wyndham Vinings Hotel. The bonds initially bear interest at a weekly rate (the "Weekly Rate Period") determined in accordance with the indenture of the bonds based on prevailing financial market conditions for revenue bonds (at March 17, 1997, such rate was 3.9%) plus a 2% credit enhancement fee as defined. The weekly rate may be converted to another interest rate determination method on the first business day of any calendar month at the Company's option, subject to the terms and conditions set forth in the indenture. The bonds mature in February 2023 and are subject to redemption in whole or in part during the Weekly Rate Period. The outstanding refinanced bonds at December 31, 1996 are recorded as long-term debt in the accompanying consolidated financial statements. The bonds are credit enhanced by a letter of credit in the amount of $9.675 million issued under the Revolving Credit Facility. See Note 12.

25. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

       The unaudited pro forma condensed consolidated statements of income of the Company are presented as if the initial public equity offering, the issuance of $100.0 million aggregate principal amount of 10.5% subordinated notes, the GHALP transaction, the closing of the Revolving Credit Facility and the subsequent acquisition of four additional hotel properties had occurred on January 1, 1995. These unaudited pro forma condensed consolidated statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor do they purport to represent the results of operations for future periods.

                                       YEAR ENDED  DECEMBER 31,
                                           1995       1996
                                         --------   --------
                                        (IN THOUSANDS, EXCEPT
                                          PER SHARE AMOUNTS)
Total revenues                           $160,261   $180,298
Operating income                         $ 20,687   $ 29,612
Income before income taxes               $  8,193   $ 18,730
Net income                               $  4,958   $ 11,332
Earnings per common share outstanding$        .25   $    .57

26. CONDENSED COMBINED FINANCIAL INFORMATION OF

GUARANTOR SUBSIDIARIES:

       In connection with the issuance of the Notes, all of the Company's subsidiaries, with the exception of a number of subsidiaries (which subsidiaries are individually and collectively inconsequential), are fully and unconditionally guaranteeing the Company's obligations under the Notes on a joint and several basis (the "Guarantor Subsidiaries"). Accordingly, the condensed combined financial information set forth below summarizes financial information for all of the Guarantor Subsidiaries on a combined basis. Separate complete financial statements and other disclosure for the Guarantor Subsidiaries have not been presented because management does not believe that such information is material to investors.

       Condensed combined financial information of the Guarantor Subsidiaries (see notes to condensed combined financial information) as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 are presented on the following page:

GUARANTOR SUBSIDIARIES CONDENSED COMBINED BALANCE SHEETS

                                                                              DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                                           1995        1996
                                                                        ---------    ---------
                                                                             (IN THOUSANDS)
ASSETS
Current assets:
      Cash and cash equivalents                                         $   3,708    $   9,673
      Cash, restricted                                                      2,595          865
      Accounts receivable, net                                             13,732       22,485
      Other                                                                 1,606        2,466
                                                                        ---------    ---------
            Total current assets                                           21,641       35,489
Investment in an affiliate's hotel partnership                              2,597           --
Notes and other receivables from affiliates                                 7,674        7,685
Notes receivable                                                            2,450        1,978
Property and equipment, net                                                47,321       61,062
Management contract costs, net                                              7,579        7,766
Security deposits                                                              --       15,105
Other                                                                       1,068        2,502
                                                                        ---------    ---------
            Total assets                                                $  90,330    $ 131,587
                                                                        =========    =========


LIABILITIES AND PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                          $   6,600    $  18,169
      Deposits                                                              1,914        1,147
      Current portion of long-term debt and capital lease obligations       3,428          510
      Due to affiliates                                                     1,454       42,666
                                                                        ---------    ---------
            Total current liabilities                                      13,396       62,492
                                                                        ---------    ---------
Payable to affiliates                                                       2,627           --
Payable to minority interest                                                  218           --
Long-term debt and capital lease obligations                               40,659       29,944
                                                                        ---------    ---------
                                                                           43,504       29,944
                                                                        ---------    ---------
Minority interest                                                           7,379           --
                                                                        ---------    ---------
Partners' capital and stockholders' equity:
      Receivables from affiliates                                          (1,927)      (1,223)
      Partners' capital                                                    27,978           --
      Additional paid-in capital                                               --       31,071
      Retained earnings                                                        --        9,303
                                                                        ---------    ---------
            Total partners' capital and stockholders' equity               26,051       39,151
                                                                        ---------    ---------
            Total liabilities and equity                                $  90,330    $ 131,587
                                                                        =========    =========




See notes to the condensed combined financial information.

GUARANTOR SUBSIDIARIES CONDENSED COMBINED STATEMENTS OF INCOME

                                                                              YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
                                                                          1994         1995         1996
                                                                        ---------    ---------    ---------
                                                                                  (IN THOUSANDS)
Revenues                                                                $  55,611    $  65,524    $ 118,930
                                                                        ---------    ---------    ---------
Operating costs and expenses                                               42,659       51,210       87,957
Depreciation and amortization                                               3,328        3,929        4,667
Other                                                                         175          105          654
                                                                        ---------    ---------    ---------
      Total operating costs and expenses                                   46,162       55,244       93,278
                                                                        ---------    ---------    ---------
Operating income                                                            9,449       10,280       25,652
Interest expense, net                                                      (4,194)      (3,816)      (2,600)
Equity in earnings of hotel partnership                                     1,237        1,664          870
Foreign currency gain                                                         404          405           --
                                                                        ---------    ---------    ---------
Income before minority interests, income taxes and extraordinary item       6,896        8,533       23,922
Income attributable to minority interests                                     186          724          571
                                                                        ---------    ---------    ---------
Income before income taxes and extraordinary items                          6,710        7,809       23,351
Income taxes                                                                   --           --        6,308
Income before extraordinary item                                            6,710        7,809       17,043
Extraordinary item (less applicable tax benefits)                              --           --       (1,028)
                                                                        ---------    ---------    ---------
      Net income                                                        $   6,710    $   7,809    $  16,015
                                                                        =========    =========    =========


See notes to the condensed combined financial information.

GUARANTOR SUBSIDIARIES CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------
                                                                     1994         1995         1996
                                                                   ---------    ---------    ---------
                                                                              (IN THOUSANDS)
Net cash provided by operating activities                          $  11,823    $  13,144    $  11,823
                                                                   ---------    ---------    ---------

Cash flows from investing activities:
      Purchase of property and equipment                              (1,820)      (2,917)      (6,584)
      Sale of property and equipment                                      --           --      133,778
      Investments in management contracts                               (285)      (4,346)      (1,537)
      Notes and other receivables from affiliates                         --       (7,674)         (11)
      Notes receivable                                                    --       (2,451)      (1,252)
      Payments for purchase of hotels, net of cash acquired               --           --       (2,520)
      Acquisition of minority interest                                    --           --       (5,479)
      Other                                                            1,903       (3,080)       1,674
                                                                   ---------    ---------    ---------
            Net cash provided by (used in) investing activities         (202)     (20,468)     118,069
                                                                   ---------    ---------    ---------
Cash flows from financing activities:
      Partners' contributed capital                                    1,781       13,711       26,502
      Partners' capital distributions                                 (6,368)     (10,672)     (42,572)
      Distribution made to withdrawing partners                           --       (2,577)          --
      Decrease in receivable from affiliates                              --           --        2,933
      Increase (decrease) in payable to affiliate                     (1,035)      (1,215)      35,251
      Decrease in payable to minority interest                            --           --         (218)
      Proceeds from long-term borrowings and issuance of debt             --       13,600        2,500
      Repayments on long-term debt and capital lease obligations      (3,858)      (4,201)    (148,323)
      Other                                                             (219)         (83)          --
                                                                   ---------    ---------    ---------
            Net cash provided by (used in) financing activities       (9,699)       8,563     (123,927)
                                                                   ---------    ---------    ---------
Increase in cash and cash equivalents                                  1,922        1,239        5,965
Cash and cash equivalents at beginning of year                           547        2,469        3,708
                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year                           $   2,469    $   3,708    $   9,673
                                                                   =========    =========    =========




See notes to the condensed combined financial information.

NOTES TO CONDENSED COMBINED FINANCIAL INFORMATION

       1. The foregoing condensed combined financial information for 1994 and 1995 includes Wyndham (100%), WHI Limited Partnership (100%) and Rose Hall Associates (62.5%). Also reflected in this information is an investment in Garden Hotel Associates L.P. (30%), which was being accounted for using the equity method.

       2. The foregoing condensed combined financial information for 1996 includes GHALP Corporation, Waterfront Management Corporation, WHCMB, Inc., Wyndham Management Corporation, Wyndham Hotels & Resorts (Aruba) N.V., WHC Vinings Corporation, WH Interest, Inc., Wyndham IP Corporation, Rose Hall Associates, L.P., XERXES Limited, WHC Caribbean, Ltd., WHC Development Corporation, WHC Franchise Corporation, WHCMB Overland Park, Inc., WHCMB, Toronto Inc., WHC Columbus Corporation, Wyndham Hotels & Resorts Management Ltd., and WHC Salt Lake City Corporation, and a subsidiary for a non-branded hotel. They all are wholly-owned subsidiaries of the Company at December 31, 1996.

NOTE 27. QUARTERLY FINANCIAL DATA (UNAUDITED):

       Quarterly financial data for 1995 and 1996 are summarized as follows (in thousands, except per share data):

                                   QUARTER ENDED
1995               MARCH 31  JUNE 30  SEPT. 30   DEC. 31
                   --------  -------  --------   -------
Total revenues     $21,919   $21,315   $22,267   $22,389
Operating income     4,978     3,740     3,309     2,598
Net income           3,019     2,177     1,705     1,048

                                   QUARTER ENDED
1996                      MARCH 31  JUNE 30  SEPT. 30   DEC. 31
                          --------  -------  --------   -------
Total revenues            $26,484   $34,042   $41,415   $46,134
Operating income            6,615     3,803     7,079     8,506
Income before
     extraordinary item     5,168    13,624     2,769     3,536
Net income                  5,168    12,493     2,769     3,536
Earnings per common
     share outstanding:
     Income before
     extraordinary item        --       .67       .14       .18
     Net income                --       .61       .14       .18

Note: Earnings per share data for 1995 and March quarter of 1996 relates to periods prior to the Company's formation and therefore is not presented.

                               INDEX TO EXHIBITS

                                                                                                                  Sequenrtially
   (a)     Exhibit                                                                                                   Numbered
            Number                                         Description                                                 Page
           -------                                         -----------                                             ------------
           3.1            -- Amended and Restated Certificate of Incorporation of the Company (Incorporated by
                             reference to exhibit number 3.1 in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           3.2            -- Amended and Restated Bylaws of the Company (Incorporated by reference to exhibit number 3.2 in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           4.1            -- Form of specimen certificate for the Common Stock (Incorporated by reference to exhibit number 4.1 in Amendment No. 2 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 14, 1996).

           4.2            -- Relevant portions of Amended and Restated Certificate of Incorporation (Reference is
                             hereby made to Exhibit 3.1).


           10.1(a)        -- Management Agreement dated as of May 10, 1995 by and between Anatole Hotel Investors,
                             L.P. and Wyndham Hotel Company Ltd. (Incorporated by reference to exhibit number 10.1(a)
                             in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                             Securities and Exchange Commission on March 11, 1996).

           10.1(b)        -- Form of Management Agreement dated as of September 27, 1994 by and between Bedrock
                             Annapolis Investment Partners Level I, L.P. and Wyndham Hotel Company Ltd. (together with attachment) (Incorporated by reference to exhibit number 10.1(b) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                             Securities and Exchange Commission on March 11, 1996).

           10.1(c)        -- Management Agreement dated as of March 10, 1988 by and between Franklin Plaza
                             Associates and Wyndham Hotel Company, as amended by First Amendment dated
                             November 17, 1993 (Incorporated by reference to exhibit number 10.1(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                             Securities and Exchange Commission on March 11, 1996).

           10.1(d)        -- Service Agreement dated as of November 17, 1993 by and between Franklin Plaza Realty
                             Limited Partnership and Wyndham Hotel Company Ltd. (Incorporated by reference to exhibit number 10.1(d) in the Company's Registration Statement on Form S-1
                             (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11,
                             1996).

           10.1(e)        -- Management Agreement dated as of December 1, 1984 by and between Houston Greenspoint
                             Hotel Associates and Wyndham Hotel Company (Incorporated by reference to exhibit number
                             10.1(e) in the Company's Registration

                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on March 11, 1996).

           10.1(f)        -- Management Agreement dated as of December 4, 1991 by and between Itasca Hotel Company and Wyndham Hotel Company Ltd., as amended by Amendment dated March 19, 1996
                             (Incorporated by reference to exhibit number 10.1(f) in the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on March 11, 1996).

           10.1(g)        -- Management Agreement dated as of June 30, 1994 by and between Waterfront Hotel
                             Associates, S.E. and Old San Juan Management, Ltd. S.E. (Incorporated by reference to exhibit number 10.1(g) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.1(h)        -- Management Agreement dated as of May 26, 1995 by and between Convention Center
                             Boulevard Hotel, Limited and Wyndham Hotel Company Ltd. (Incorporated by reference to exhibit number 10.1(h) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.1(i)        -- Management Agreement dated as of August 25, 1993 by and between Playhouse Square
                             Hotel Limited Partnership and Wyndham Hotel Company Ltd. (Incorporated by reference to exhibit number 10.1(i) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.1(j)        -- Management Agreement dated as of March 1, 1986 by and between CLC Partnership and
                             Wyndham Hotel Company, as amended by First Amendment dated June 30, 1988
                             (Incorporated by reference to exhibit number 10.1(j) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                             Securities and Exchange Commission on May 1, 1996).

           10.1(k)        -- Management Agreement dated as of December 22, 1987 by and among Badger XVI Limited
                             Partnership, Crow Division Partners and Wyndham Hotel Company, as amended by First
                             Amendment dated February 26, 1988 (Incorporated by reference to exhibit number 10.1(k)
                             in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214)
                             filed with the Securities and Exchange Commission on May 1, 1996).

           10.1(l)        -- Management Agreement dated as of November 20, 1987 by and between Hotel and
                             Convention Center Partners I, Ltd. And Wyndham Hotel Corporation II, Inc., as amended by Amendment dated November 1, 1993 (Incorporated by reference to exhibit number 10.1(l)
                             in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214)
                             filed with the Securities and Exchange Commission on May 1, 1996).

           10.2           -- Investment Agreement dated as of May 2, 1994 among The Hampstead Group, Inc., Wyndham
                             Hotel Company Ltd., The Partners in Wyndham Hotel Company

                             Ltd., and Crow Family Partnership, L.P., as amended (Incorporated by reference to exhibit number 10.2 in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.3(a)        -- Lease dated as of April 1, 1996 by and between Hospitality Properties Trust and
                             Garden Hotel Associates II Limited Partnership (Incorporated by reference to exhibit number 10.3(a) in the Company's Registration Statement on Form S-1
                             (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27,
                             1997).

           10.3(b)        -- Lease Agreement dated as of March 1, 1988 by and between Lincoln Island Associates
                             No. 1, Limited and WH Limited Partnership (Incorporated by reference to exhibit number 10.3(b) in the Company's Registration Statement on Form S-1
                             (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11,
                             1996).

           10.3(c)        -- Lease Agreement dated December 19, 1989 by and between Rose Hall Hotel Limited and
                             Rose Hall Associates Limited Partnership (Incorporated by reference to exhibit number 10.3(c) in the Company's Registration Statement on Form S-1
                             (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11,
                             1996).

           10.3(d)        -- Sublease Agreement dated as of November 17, 1989 by and between
                             Copley-Commerce-Telegraph #1 Associates, as assignee of Crow-Staley-Commerce #1
                             Limited Partnership and Commerce Hotel Partners Ltd. (Incorporated by reference to exhibit number 10.3(d) in the Company's Registration Statement on Form S-1
                             (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11,
                             1996).

           10.3(e)        -- Ground Lease dated as of March 26, 1987 by and between Fred C. Boysen, Dorothy
                             Boysen, Ted Boysen and Rose Boysen and Garden Hotel Associates Limited Partnership,
                             as assignee of Ramada Hotel Operating Company as amended by First Amendment dated as of May 7, 1990 (Incorporated by reference to exhibit number 10.3(e) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                             Securities and Exchange Commission on March 11, 1996).

           10.3(f)        -- Lease Agreement dated as of November 26, 1990 by and between Tower 2001 Limited
                             Partnership and Wyndham Hotel Company Ltd., as amended by Letter Agreement dated
                             March 9, 1994 and Letter Agreement dated March 22, 1995, and as amended by Amendment
                             No. 1 dated as of November 30, 1995 (Incorporated by reference to exhibit number
                             10.3(f) in the Company's Registration Statement on Form S-1 (Reg. No. 333-
                             2214) filed with the Securities and Exchange Commission on March 11, 1996).

           10.3(g)        -- Lease Agreement dated as of January 1992 by and between 475 Park Avenue South Co. and
                             Wyndham Hotel Company Ltd., as amended by Amendment of Lease dated January 30, 1995
                             (Incorporated by reference to exhibit number 10.3(g) in the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on March 11, 1996).

           10.3(h)        -- Sublease dated as of May 31, 1995 between Banc One Mortgage Corporation and Wyndham
                             Hotels & Resorts (Incorporated by reference to exhibit number 10.3(h) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                             Securities and Exchange Commission on March 11, 1996).

           10.3(i)        -- Lease Agreement dated as of May 16, 1994 by and between Wirtz Realty Corporation, as agent for 333 Building Corporation and Wyndham Hotel Company Ltd. (Incorporated
                             by reference to exhibit number 10.3(i) in Amendment No. 1 to the Company's
                             Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and
                             Exchange Commission on May 1, 1996).

           10.3(j)        -- Lease Agreement dated as of May 18, 1994 by and between Columbia Executive Offices,
                             Inc. and The Inn at Semiahmoo a Wyndham Resort (Incorporated by reference to exhibit number 10.3(j) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.3(k)        -- Lease Agreement dated as of January 8, 1997 by and between HPTSLC Corporation and WHC
                             Salt Lake City Corporation (Incorporated by reference to exhibit number 10.3(k) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997.).

           10.4           -- Master Alliance Agreement dated as of January 9, 1997 by and among American General
                             Hospitality Corporation, American General Hospitality Operating Partnership, L.P.,
                             WHC Franchise Corporation and WHC Development Corporation (Incorporated by reference to exhibit number 10.4 in the Company's Registration Statement on Form
                             S-1 (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January
                             27, 1997.).

           10.5           -- Limited Guaranty Agreement dated as of January 8, 1997 made by the Company for the benefit of HPTSLC Corporation (Incorporated by reference to exhibit number 10.5 in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.5(a)        -- Asset Management Agreement between the Company and various Crow family real estate entities
                             (Incorporated by reference to Exhibit No. 10.5(a) in Amendment No. 2 to the Company's
                             Registration Statement on Form S-1  (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 14, 1996).

           10.6(a)        -- Service Agreement, dated as of May 21, 1996, by and between the Company and ISIS 2000
                             LP (Incorporated by reference to exhibit number 10.6(a) in the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange
                             Commission on January 27, 1997).

           10.6(b)        -- Service Agreement, dated as of May 21, 1996, by and between the Company and

                             Wynright Insurance (Incorporated by reference to exhibit number 10.6(b) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.6(c)        -- Service Agreement, dated as of May 21, 1996, by and between the Company and
                             CW Synergistech, LP (Incorporated by reference to exhibit number 10.6(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.7           -- Indenture relating to the 10 1/2% Senior Subordinated Notes due 2006 (Incorporated by
                             reference to exhibit number 10.10 in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange Commission on
                             January 27, 1997).

           10.8           -- Stockholders' Agreement ("Stockholders' Agreement") among Wyndham Hotel Corporation and the Stockholders listed on the signature pages thereof (Incorporated by reference to exhibit number 10.13 in the Company's Registration Statement on Form S-1 (Reg. No. 333-
                             18507) filed with the Securities and Exchange Commission on January 27, 1997).

           10.9           -- Registration Rights Agreement among Wyndham Hotel Corporation and the parties identified on the signature pages thereof (Incorporated by reference to exhibit number 10.14 in the Company's Registration Statement on Form S-1
                             (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27,
                             1997).

           10.10(a)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and James D.
                             Carreker (Incorporated by reference to exhibit number 10.15(a) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.10(b)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and Anne L.
                             Raymond (Incorporated by reference to exhibit number 10.15(b) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.10(c)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and Harlan R.
                             Crow (Incorporated by reference to exhibit number 10.15(c) in the Company's
                             Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and
                             Exchange Commission on January 27, 1997).

           10.10(d)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and

                             Daniel A. Decker (Incorporated by reference to exhibit number 10.15(d) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.10(e)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and Susan T.
                             Groenteman (Incorporated by reference to exhibit number 10.15(e) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.10(f)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and Stanley M.
                             Koonce, Jr. (Incorporated by reference to exhibit number 10.15(f) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.10(g)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and Leslie V.
                             Bentley (Incorporated by reference to exhibit number 10.15(g) in the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.10(h)       -- Indemnification Agreement by and between Wyndham Hotel Corporation and Robert A.
                             Whitman (Incorporated by reference to exhibit number 10.15(h) in the Company's
                             Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.11(a)       -- 6% Promissory Note made by James D. Carreker (Incorporated by reference to exhibit number 10.16(a) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.11(b)       -- 6% Promissory Note made by Leslie V. Bentley (Incorporated by reference to exhibit number 10.16(b) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.11(c)       -- 6% Promissory Note made by Eric A. Danziger (Incorporated by reference to exhibit number 10.16(c) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.11(d)       -- 6% Promissory Note made by Anne L. Raymond (Incorporated by reference to exhibit number 10.16(d) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.11(e)       -- 6% Promissory Note made by Stanley M. Koonce, Jr. (Incorporated by reference to exhibit number 10.16(e) in Amendment No. 1 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 1, 1996).

           10.11(f)       -- 6% Promissory Note made by Wyndham Employees Ltd. (Incorporated by reference to exhibit number 10.16(f) in Amendment No. 1 to the

                             Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                             Securities and Exchange Commission on May 1, 1996).

           10.12          -- Stockholders' Agreement Consent, dated September 30, 1996

           10.13(a)       -- Wyndham Employees Savings & Retirement Plan (Incorporated by reference to exhibit number 10.19(a) in Amendment No. 2 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 14, 1996).

           10.13(b)       -- Wyndham Hotel Corporation 1996 Long Term Incentive Plan, as revised (Incorporated by reference to exhibit number 10.19(b) in Amendment No. 3 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and  Exchange
                             Commission on May 20, 1996).

           10.13(c)       -- Non-Employee Directors' Retainer Stock Plan, as revised (Incorporated by reference to exhibit number 10.19(c) in Amendment No. 3 to the Company's Registration
                             Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
                             Commission on May 20, 1996).

           10.14          -- Operating Deficit Guaranty and Reserves Agreement dated as of August 25, 1993 by and among Playhouse Square Hotel Limited Partnership, Society National Bank and the
                             Lenders (Incorporated by reference to exhibit number 10.22 in Amendment No. 1 to the
                             Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed  with the
                             Securities and Exchange Commission on May 1, 1996).

           10.15          -- Registration Rights Agreement dated as of September 30, 1996 between the Company and
                             Smith Barney Inc.

           10.16          -- Registration Rights Agreement dated as of April 29, 1996 between the Company and
                             General Electric Investment Corporation.

           10.17          -- Promissory Note dated April 15, 1995 between the Company and WFLP.

           10.18          -- Computerized Reservation Service Agreement between ISIS 2000 and the Company
                             (Incorporated by reference to exhibit number 10.28 in the

                             Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                             Securities and Exchange Commission on January 27, 1997).

           10.19          -- Indemnification Agreements by and between Elise Turner as an Officer of GHMB, Inc.;
                             MBAH, Inc.; CHMB, Inc.; Waterfront Management Corporation; PSMB, Inc.; MTMB, Inc.;
                             MDMB, Inc.; AMMB, Inc.; OHMB, Inc.; WNMB, Inc.; MBWD, Inc.; MBWH, Inc.; and BHMB,
                             Inc., which Corporations are the Holders of Liquor Licenses, and Wyndham Management
                             Corporation (Incorporated by reference to exhibit number 10.29 in the Company's
                             Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the  Securities and Exchange Commission on January 27, 1997).

           10.20          -- Senior Secured Revolving Credit Agreement among Wyndham Hotel Corporation, The
                             Lenders Party Thereto and Bankers Trust Company (incorporated by reference to the
                             Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996).

           10.21          -- Management Contract between Homegate Hospitality, Inc. and the Company, dated
                             August 26, 1996 (incorporated by reference to Exhibit No. 10.1 of the Company's
                             Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996).

           11             -- Computation of Earnings Per Share

           12.            -- Computation of Ratio of Earnings to Fixed Charges

           21.1           -- List of subsidiaries of the Company (Incorporated by reference to exhibit number
                             21.1 in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507)
                             filed with the Securities and Exchange Commission on January 27, 1997).

           24.1           -- Powers of Attorney (included on signature page).

           27             -- Financial Data Schedule
