Form 10-Q
period 1997-03-31
WYNDHAM HOTEL CORP
filed 1997-05-12
CIK 1010471

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from _______________ to _______________

Commission file number   1-11723
                       -----------

                           WYNDHAM HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     75-2636072
----------------------------------------            ------------------
    (State of other jurisdiction of                 (I. R. S. Employer
     incorporation or organization)                 Identification No.)

     2001 Bryan Street, Suite 2300
             Dallas, Texas                                75201
----------------------------------------            ------------------
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

                              YES   X         NO
                                  -----          -----

The number of shares outstanding of the issuer's common stock as of May 9, 1997:
Common Stock, $.01 par value - 20,018,299 shares.

================================================================================

                           WYNDHAM HOTEL CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets - December 31, 1996 and March 31, 1997 ........    3
Consolidated Statements of Income - Three Months Ended March 31,
1996 and 1997 .............................................................    4
Consolidated Statements of Cash Flows - Three Months Ended March 31,
1996 and 1997 .............................................................    5
Notes to Consolidated Financial Statements ................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Overview ..................................................................   13
Results of Operations .....................................................   15
Liquidity and Capital Resources ...........................................   17

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................   18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   19

SIGNATURES ................................................................   28

                         PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.
                           WYNDHAM HOTEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,     MARCH 31,
                                                               1996            1997
                                                           ------------    ------------
                                                                            (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................   $     11,517    $      7,087
  Cash, restricted .....................................            865             450
  Accounts receivable, less allowance of $941 at
    December 31, 1996 and $1,335 at March 31, 1997 .....         13,330          18,743
  Due from affiliates ..................................         12,686          19,665
  Inventories ..........................................          1,430           1,417
  Deferred income taxes ................................          1,539           2,045
  Other ................................................          1,412           1,174
                                                           ------------    ------------
      Total current assets .............................         42,779          50,581
Investment in a hotel partnerships .....................          1,125           1,091
Notes and other receivables from affiliates ............          7,685           7,685
Notes receivable .......................................          6,307           6,340
Property and equipment, net ............................        134,176         140,923
Management contract costs, net .........................          7,766           9,990
Security deposits ......................................         15,288          24,456
Deferred income taxes ..................................         14,148          13,584
Other ..................................................         13,688          12,944
                                                           ------------    ------------
      Total assets .....................................   $    242,962    $    267,594
                                                           ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ................   $     23,556    $     32,879
  Deposits .............................................            959             963
  Deposits from affiliates .............................            344             344
  Current portion of long-term debt and capital
    lease obligations ..................................            510             522
                                                           ------------    ------------
      Total current liabilities ........................         25,369          34,708
                                                           ------------    ------------
Borrowings under revolving credit facility .............             --           8,000
Long-term debt and capital lease obligations ...........        129,944         129,809
Deferred gain ..........................................         12,065          11,880
                                                           ------------    ------------
                                                                142,009         149,689
                                                           ------------    ------------
Stockholders' equity:
  Common stock .........................................            200             200
  Additional paid-in capital ...........................         84,342          84,342
  Retained earnings ....................................         11,714          16,549
  Receivables from affiliates ..........................         (1,223)         (1,255)
  Notes receivable from stockholders ...................        (19,449)        (16,639)
                                                           ------------    ------------
      Total stockholders' equity .......................         75,584          83,197
                                                           ------------    ------------
          Total liabilities and stockholders' equity ...   $    242,962    $    267,594
                                                           ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1996        1997
                                                          --------    --------
                                                               (UNAUDITED)
Revenues:
  Hotel revenues ......................................   $ 16,829    $ 42,325
  Management fees .....................................      2,601       2,121
  Management fees - affiliates ........................      2,601       3,978
  Service fees ........................................        410         494
  Service fees - affiliates ...........................        554         566
  Reimbursements ......................................      1,626       1,341
  Reimbursements - affiliates .........................      1,956       2,028
  Other ...............................................         33          --
                                                          --------    --------
      Total revenues ..................................     26,610      52,853
                                                          --------    --------
Operating costs and expenses:
  Hotel expenses ......................................     10,352      31,186
  Selling, general and administrative expenses ........      4,273       5,395
  Reimbursable expenses ...............................      1,626       1,341
  Reimbursable expenses - affiliates ..................      1,956       2,028
  Depreciation and amortization .......................      1,661       2,559
                                                          --------    --------
      Total operating costs and expenses ..............     19,868      42,509
                                                          --------    --------
Operating income ......................................      6,742      10,344
Interest income .......................................        126         445
Interest income - affiliates ..........................        178         186
Interest expense ......................................     (2,114)     (3,550)
Equity in earnings (loss) of hotel partnerships .......        828         (34)
Amortization of deferred gain .........................         --         185
                                                          --------    --------
Income before minority interests and income taxes .....      5,760       7,576
Income attributable to minority interests .............        593          --
                                                          --------    --------
Income before income taxes ............................      5,167       7,576
Provision for income taxes ............................         --       2,992
                                                          --------    --------
Net income ............................................   $  5,167    $  4,584
                                                          ========    ========
Earnings per share:  Primary and fully diluted ........        N/A    $    .23
Average number of common shares outstanding ...........        N/A      20,018

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1996        1997
                                                                           --------    --------
                                                                                (UNAUDITED)
Cash flows from operating activities:
  Net income ...........................................................   $  5,167    $  4,584
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ......................................      1,661       2,223
    Deferred income taxes ..............................................         --          58
    Provision for bad debt .............................................        119         423
    Amortization of deferred debt issuance costs .......................         --         336
    Amortization of deferred gain ......................................         --        (185)
    Equity in (earnings) loss of hotel partnerships ....................       (455)         34
    Minority interest ..................................................        593          --
    Net withdrawals from restricted cash ...............................        120         416
  Changes to operating assets and liabilities:
    Accounts receivable ................................................     (2,904)     (6,166)
    Net change in due to/from affiliates ...............................       (716)     (6,980)
    Inventories ........................................................        (42)         12
    Other ..............................................................        239      (1,454)
    Current income taxes ...............................................         --       2,934
    Accounts payable and accrued expenses ..............................        757       6,388
    Deposits ...........................................................       (714)          4
    Deposits from affiliates ...........................................        (38)         --
    Security deposits ..................................................         --      (7,107)
                                                                           --------    --------
        Net cash provided by (used in) operating activities ............      3,787      (4,480)
                                                                           --------    --------
Cash flows from investing activities:
    Purchase of property and equipment .................................       (562)     (8,733)
    Investments in management contracts ................................        (23)     (2,078)
    Notes and other receivables from affiliates ........................        (36)         --
    Advances on notes receivable .......................................         --         (53)
    Increase in long-term restricted cash ..............................        (32)        (45)
    Collections on notes receivable ....................................         --          20
    Other ..............................................................     (2,474)         --
                                                                           --------    --------
        Net cash used in investing activities ..........................     (3,127)    (10,889)
                                                                           --------    --------
Cash flows from financing activities:
    Partners' contributed capital ......................................      4,791          --
    Partners' capital distributions ....................................     (4,980)         --
    Increase in payable to minority interest ...........................          4          --
    Proceeds from borrowings under revolving credit facility ...........         --      10,750
    Repayments on revolving credit facility ............................         --      (2,750)
    Proceeds from long-term borrowings .................................      2,540       9,675
    Repayments on long-term borrowings and capital lease obligations ...     (1,091)     (9,798)
    Collections on notes receivable from stockholders ..................         --       3,062
                                                                           --------    --------
        Net cash provided by financing activities ......................      1,264      10,939
                                                                           --------    --------
Increase (decrease) in cash and cash equivalents .......................      1,924      (4,430)
Cash and cash equivalents at beginning of period .......................      4,160      11,517
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $  6,084    $  7,087
                                                                           ========    ========

                 The accompanying notes are an integral part of
                    the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

        Wyndham Hotel Corporation ("WHC") was incorporated and formed in February 1996. The accompanying consolidated financial statements of WHC at December 31, 1996 and March 31, 1997 and for the three months ended March 31, 1997 include the accounts of WHC, its wholly owned subsidiaries and a 30% owned hotel entity which is accounted for using the equity method (collectively, the "Company"). Financial statements for the three months ended March 31, 1996 relating to the period prior to the Company's formation include the combined accounts of WHC and its majority owned entities. All significant intercompany balances and transactions have been eliminated.

        These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at March 31, 1997 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 1996.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACQUISITION OF LEASE AGREEMENT:

        In January 1997, the Company entered into a lease agreement relating to the Wyndham hotel property in Salt Lake City. The lease is qualified as an operating lease. The lease required the Company to make deposits totaling $10.0 million with the lessor. The deposits were funded with cash borrowed under the revolving credit facility. The minimum rent under the lease is $4.4 million per year. Beginning January 1998 through the end of the term of the lease, additional rent ranging from 5% to 8% of the excess total hotel sales, as defined, will be paid.

3. EARNINGS PER SHARE:

        Earnings per share for the quarter ended March 31, 1997 are computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial. Earnings per share data for the quarter ended March 31, 1996 relates to period prior to the Company's initial public offerings and therefore is not presented.

        In February 1997, Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The impact of the implementation of SFAS 128 on the Company's consolidated financial statements is expected to be immaterial. Basic EPS and diluted EPS would have been $.23 and $.22, respectively, for the quarter ended March 31, 1997 if SFAS 128 were adopted.

4. REFINANCE OF DEBT:

        In February 1997, the Company, through a financial institution and a county authority, issued revenue bonds totaling $9,675,000. The bonds were issued to refinance the existing bonds that the Company assumed in the acquisition of the Wyndham Vinings Hotel in May 1996. The bonds initially bear interest at a weekly rate (the "Weekly Rate Period") determined in accordance with the indenture of the bonds based on prevailing financial market conditions for the revenue bonds (at March 31, 1997, such rate was 3.6%) plus a 2% credit enhancement fee. The weekly rate may be converted to another interest rate determination method on the first business day of any calendar month at the Company's option, subject to the terms and conditions set forth in the indenture. The bonds mature in February 2023 and are subject to redemption in whole or in part during the Weekly Rate Period.
   The bonds are credit enhanced by a letter of credit in the amount of $9,794,281 issued under the revolving credit facility.

5. COMMITMENTS AND CONTINGENCIES:

        Litigation has been initiated against the Company pertaining to the right to use the Wyndham name for hotel service in the New York metropolitan area. On January 29, 1996, a temporary restraining order was issued by the Supreme Court of the State of New York which, pending the outcome of a trial, prevents the Company from using the Wyndham name in the New York area. An adverse decision in the litigation could prevent the Company from operating Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a 50 mile radius of a hotel in Manhattan operated under the "Wyndham" name. It is management's opinion, based on legal counsel, that the range of losses resulting from the ultimate resolution of the aforementioned claim cannot be determined. The cost of $1,274,000 at March 31, 1997 for defending the trademark has been capitalized and is being amortized over 17 years, pending the ultimate resolution. An adverse decision may result in the immediate write-off of those capitalized costs.

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

        Pursuant to the terms of the management agreements of two affiliate-owned hotels under construction, the Company has undertaken certain commitments to provide furniture, fixtures and equipment for each hotel at a fixed price totaling $8.1 million. As of March 31, 1997, the Company has satisfied commitments totaling $5.4 million. The Company has indirectly paid the excess over the fixed price amount of approximately $444,000 by contributing such amount to the partnership that owns one of the hotels. The Company is entitled to repayment of the contributed amount out of distributions made by the partnership. The Company has guaranteed to fund up to $230,000 in working capital per year for three years after one of the hotels is opened in the event that the hotel generates inadequate cash flow and the Company has guaranteed $875,000 in indebtedness.

        Pursuant to the terms of a management agreement of a hotel in which the Company has a 30% ownership, the Company has committed to fund up to $2.5 million for the renovation of the hotel property. The loan will bear an interest rate at 10% and will be collateralized by the outstanding partnership interest of the owners. Interest will be due monthly and principal is payable in installments beginning January 1998 based on the operating income of the hotel. As of March 31, 1997, the Company has not made any of such advances. The Company also guarantees $2,340,000 in indebtedness of this hotel.

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

        The Company is subject to environmental regulations related to the ownership, management, development and acquisition of real estate (hotels). The cost of complying with the environmental regulations was not material to the Company's consolidated statements of income for the three months ended March 31, 1996 and 1997. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on the Company's financial statements.

6. CONDENSED COMBINED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES:

        In connection with the issuance of the $100 million subordinated notes ("Notes"), all of the Company's direct and indirect subsidiaries, with the exception of a number of subsidiaries (which subsidiaries are individually and collectively inconsequential), are fully and unconditionally guaranteeing the Company's obligations under the Notes on a joint and several basis (the "Guarantor Subsidiaries"). Accordingly, the condensed combined financial information set forth below summarizes financial information for all of the Guarantor Subsidiaries on a combined basis. Separate complete financial statements and other disclosure for the Guarantor Subsidiaries have not been presented because management does not believe that such information is material to investors. The condensed combined financial information of the Guarantor Subsidiaries as of December 31, 1996 and March 31, 1997, and for the three months ended March 31, 1996 and 1997 are presented as follows:

                             GUARANTOR SUBSIDIARIES
                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,      MARCH 31,
                                                                             1996            1997
                                                                         ------------    ------------
                                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $      9,673    $      5,912
  Cash, restricted ...................................................            865             373
  Accounts receivable, net ...........................................         22,085          38,510
  Other ..............................................................          2,466           2,054
                                                                         ------------    ------------
      Total current assets ...........................................         35,089          46,849
Notes and other receivables from affiliates ..........................          7,685           7,685
Notes receivable .....................................................          1,978           2,031
Property and equipment, net ..........................................         61,062          62,397
Management contract costs, net .......................................          8,166           9,990
Security deposits ....................................................         15,105          24,275
Other ................................................................          2,502           3,221
                                                                         ------------    ------------
      Total assets ...................................................   $    131,587    $    156,448
                                                                         ============    ============

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...........................   $     18,169    $     23,002
  Deposits ...........................................................          1,147             972
  Current portion of long-term debt and capital lease obligations ....            510             522
  Due to affiliates ..................................................         42,666          56,666
                                                                         ------------    ------------
      Total current liabilities ......................................         62,492          81,162
                                                                         ------------    ------------
Long-term debt and capital lease obligations .........................         29,944          29,809
                                                                         ------------    ------------
Stockholder's equity:
  Receivable from affiliates .........................................         (1,223)         (1,255)
  Additional paid-in capital .........................................         31,071          31,071
  Retained earnings ..................................................          9,303          15,661
                                                                         ------------    ------------
      Total stockholder's equity .....................................         39,151          45,477
                                                                         ------------    ------------
         Total liabilities and stockholder's equity ..................   $    131,587    $    156,448
                                                                         ============    ============

           See note to the condensed combined financial information.

                             GUARANTOR SUBSIDIARIES
                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
                                                               (UNAUDITED)
Revenues ...............................................   $ 21,145    $ 43,831
                                                           --------    --------
Operating costs and expenses ...........................     14,009      31,445
Depreciation and amortization ..........................      1,069       1,421
Other ..................................................         96         134
                                                           --------    --------
    Total operating costs and expenses .................     15,174      33,000
                                                           --------    --------
Operating income .......................................      5,971      10,831
Interest expense, net ..................................       (889)       (322)
Equity in earnings of hotel partnerships ...............        829          --
                                                           --------    --------
Income before minority interests and income taxes ......      5,911      10,509
Income attributable to minority interests ..............        593          --
                                                           --------    --------
Income before income taxes .............................      5,318      10,509
Income taxes ...........................................         --       4,151
                                                           --------    --------
    Net income .........................................   $  5,318    $  6,358
                                                           ========    ========

           See note to the condensed combined financial information.

                             GUARANTOR SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  --------------------
                                                                    1996        1997
                                                                  --------    --------
                                                                      (UNAUDITED)
Net cash provided by (used in) operating activities ...........   $  4,177    $ (9,496)
                                                                  --------    --------
Cash flows from investing activities:
  Purchase of property and equipment ..........................       (361)     (2,470)
  Investments in management contracts .........................        (23)     (2,078)
  Notes and other receivable from affiliates ..................        (36)         --
  Decrease in long-term restricted cash .......................         --         533
  Other .......................................................     (2,223)        (53)
                                                                  --------    --------
     Net cash used in investing activities ....................     (2,643)     (4,068)
                                                                  --------    --------
Cash flows from financing activities:
  Partners' contributed capital ...............................      4,579          --
  Partners' capital distributions .............................     (4,807)         --
  Increase in receivables from affiliates .....................         --      (4,074)
  Increase (decrease) in  payables to affiliates ..............     (1,162)     14,000
  Proceeds from long-term borrowings ..........................      2,540       9,675
  Repayment of long-term debt and capital lease obligations ...       (843)     (9,798)
  Other .......................................................          4          --
                                                                  --------    --------
     Net cash provided by financing activities ................        311       9,803
                                                                  --------    --------
Increase (decrease) in cash and cash equivalents ..............      1,845      (3,761)
Cash and cash equivalents at beginning of period ..............      3,708       9,673
                                                                  --------    --------
Cash and cash equivalents at end of period ....................   $  5,553    $  5,912
                                                                  ========    ========

Note to Condensed Combined Financial Information:

(1) The foregoing condensed combined financial information includes GHALP Corporation, Waterfront Management Corporation, WHCMB, Inc., Wyndham Management Corporation, Wyndham Hotels & Resorts (Aruba) N.V., WHC Vinings Corporation, WH Interest, Inc., Wyndham IP Corporation, Rose Hall Associates, L.P., XERXES Limited, WHC Caribbean, Ltd., WHC Development Corporation, WHC Franchise Corporation, WHCMB Overland Park, Inc., WHCMB, Toronto, Inc., WHC Columbus Corporation, Wyndham Hotels & Resorts Management Ltd. and a management subsidiary for a non-branded hotel. They all are wholly-owned subsidiaries of the Company at March 31, 1997.

7. SUBSEQUENT EVENTS:

     On April 14, 1997, the Company entered into a merger agreement with Patriot American Hospitality, Inc. ("Patriot"), which also entered into a related stock purchase agreement (collectively, the "patriot Merger Agreement"), pursuant to which the Company will merge with and into the successor to Patriot ("New Patriot REIT") following Patriot's merger with and into California Jockey Club (the "Cal-Jockey Merger"), with New Patriot REIT being the surviving company (the "Patriot Merger"). As a result of the Patriot Merger, New Patriot REIT will acquire all of the assets of the Company, including the Company's portfolio of 23 owned and leased hotels, with an aggregate of 4,877 rooms, as well as the Company's 79 managed and franchised properties throughout North America, and the Wyndham, Wyndham Garden and Wyndham Hotels & Resorts proprietary brand names. Pursuant to the Patriot Merger Agreement, each outstanding share of common stock of the Company ("Wyndham Common Stock") will be converted into the right to receive 0.712 shares (the "Patriot Exchange Ratio") of common stock of each of New Patriot REIT and Patriot American Hospitality Operating Company ("New Patriot Operating Company", known as Bay Meadows Operating Company prior to the Cal-Jockey Merger), which shares will be paired and transferable and trade together as a single unit following the Cal-Jockey Merger (the "Paired Shares"). The Patriot Exchange Ratio is subject to adjustment in the event that the average of the closing prices of the Paired Shares on the twenty trading days preceding the fifth trading day prior to the Company's stockholders' meeting called to approve the Patriot Merger (the "Average Trading Price") is less than $42.13 per Paired Share. If the Average Trading Price is between $40.21 and $42.13 per Paired Share, the Patriot Exchange Ratio will be adjusted so that each outstanding share of Wyndham Common Stock will be converted into the right to receive a number of Paired Share equal to $30.00 divided by the Average Trading Price. If the Average Trading Price is less than $40.21 per Paired Share, there will be no further adjustments to the Patriot Exchange Ratio, which at that point would equate to
0.746 Paired Shares per share of Wyndham Common Stock; however, in such circumstances, the Company has the right, waivable by it, to terminate the Patriot Merger Agreement without liability. In lieu of receiving Paired Shares, the Company's stockholders have the right to elect to receive cash in an amount per share equal to the Patriot Exchange Ratio (as it may be adjusted) multiplied by the average of the closing prices of the Paired Shares on the five trading days immediately preceding the closing of the Patriot Merger, up to a maximum aggregate amount of $100 million. If stockholders holding shares of Wyndham Common Stock with a value in excess of this amount elect to receive cash, such cash will be allocated on a pro rata basis among such stockholders. In connection with the Patriot Merger, New Patriot REIT will assume the Company's existing indebtedness, which is approximately $138 million as of April 14, 1997.

     In connection with the execution of the Patriot Merger Agreement, Patriot also entered into agreements with partnerships affiliated with members of the Trammell Crow family providing for the acquisition by New Patriot REIT of 11 full-service Wyndham branded hotels with 3,072 rooms, located throughout the United States, for approximately $331.7 million in cash, plus approximately $14 million in additional consideration if two hotels meet certain operational targets (the "Crow Acquisition" and, collectively with the Patriot Merger, the "Proposed Patriot Transactions"). The Patriot Merger and the Crow Acquisition, which will be consummated concurrently, are subject to various conditions including, without limitation, the consummation of the Cal-Jockey Merger and the transactions related thereto and the approval of the Patriot Merger and certain of the related transactions by the stockholders of New Patriot REIT, New Patriot Operating Company and the Company. It is currently anticipated that the stockholder meetings to approve the Proposed Patriot Transactions will occur in the fourth quarter of 1997.

     On April 14, 1997, an action styled Kwalburn v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of the Company's stockholders, against the Company, Patriot and the members of the Board of Directors of the Company. The complaint alleges that the Company's Board of Directors breached its fiduciary duties owed to the Company's public stockholders in connection with the Board of Director's approval of the Patriot Merger. In particular, the complaint alleges that the Patriot Merger was negotiated at the expense of the Company's public stockholders, and that the Company's Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. The complaint seeks to enjoin, preliminarily and permanently consummation of the Patriot Merger under the terms presently proposed and also seeks unspecified damages. The defendants deny the allegations in the complaint and expect to defend the action vigorously.

     In April 1997, the Company acquired a 200 room hotel property in Dallas, Texas. The acquisition was paid with cash borrowed under the revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The following sets forth certain operating data with respect to certain hotels owned, operated or franchised by the Company or its subsidiaries:

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ------------------------------
                                                       1996       1997      % CHANGE
                                                      -------    -------    --------
                                                      (FULL-SERVICE PORTFOLIO ONLY,
                                                       EXCLUDING FRANCHISED HOTELS)
TOTAL PORTFOLIO:
   Wyndham Hotels ..............................        18         21
      Average Daily Rate .......................      $100.67    $106.61       5.9%
      Occupancy ................................        70.2%      71.8%       2.3%
      Revenues Per Available Room ("RevPar") ...      $ 70.70    $ 76.51       8.2%

   Wyndham Garden Hotels .......................        39         45
      Average Daily Rate .......................      $ 81.73    $ 83.22       1.8%
      Occupancy ................................        64.8%      67.0%       3.4%
      RevPar ...................................      $ 52.97    $ 55.72       5.2%

   Wyndham Resorts .............................         5          6
      Average Daily Rate .......................      $127.50    $150.10      17.7%
      Occupancy ................................        65.0%      64.2%      -1.2%
      RevPar ...................................      $ 82.91    $ 96.43      16.3%

   Management Services .........................         3          4
      Average Daily Rate .......................      $ 90.58    $154.53      70.6%
      Occupancy ................................        69.2%      77.2%      11.6%
      RevPar ...................................      $ 62.65    $119.34      90.5%

   Total .......................................        65         76
      Average Daily Rate .......................      $ 95.79    $104.60       9.2%
      Occupancy ................................        67.2%      69.4%       3.3%
      RevPar ...................................      $ 64.33    $ 72.57      12.8%


COMPARABLE HOTEL GROUP (1):

   Wyndham Hotels ..............................        16         16
      Average Daily Rate .......................      $101.66    $109.48       7.7%
      Occupancy ................................        70.1%      72.2%       3.0%
      RevPar ...................................      $ 71.25    $ 79.06      11.0%

   Wyndham Garden Hotels .......................        36         36
      Average Daily Rate .......................      $ 82.52    $ 86.11       4.4%
      Occupancy ................................        65.1%      70.9%       8.9%
      RevPar ...................................      $ 53.73    $ 61.03      13.6%

   Wyndham Resorts .............................         5          5
      Average Daily Rate .......................      $126.49    $135.51       7.1%
      Occupancy ................................        63.5%      64.4%       1.4%
      RevPar ...................................      $ 80.38    $ 87.22       8.5%

   Management Services .........................         2          2
      Average Daily Rate .......................      $ 95.81    $103.38       7.9%
      Occupancy ................................        69.8%      75.1%       7.6%
      RevPar ...................................      $ 66.90    $ 77.60      16.0%

   Total .......................................        59         59
      Average Daily Rate .......................      $ 96.22    $101.98       6.0%
      Occupancy ................................        67.3%      70.9%       5.3%
      RevPar ...................................      $ 64.74    $ 72.28      11.6%

(1) The Comparable Hotel Group statistics reflect the results of the 59 hotels that were operated for the period in both years. Excluding hotels operating in the Caribbean, RevPar for the comparable group was up 12.5%.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenues and certain other data for each of the periods presented:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                          1996      1997
                                                        --------  --------
                                                            (UNAUDITED)
Revenues:
  Hotel revenues ......................................    63.2%     80.1%
  Management fees .....................................    19.5      11.5
  Services fees .......................................     3.6       2.0
  Reimbursement revenues ..............................    13.5       6.4
  Other ...............................................      .2        --
                                                          -----     -----
     Total revenues ...................................   100.0     100.0
                                                          -----     -----
Operating costs and expenses:
  Hotel expenses ......................................    38.9      59.0
  Selling, general and administrative expenses ........    16.1      10.2
  Reimbursable expenses ...............................    13.5       6.4
  Depreciation and amortization .......................     6.2       4.8
                                                          -----     -----
     Total operating costs and expenses ...............    74.7      80.4
                                                          -----     -----
Operating income ......................................    25.3      19.6
Interest expense, net .................................    (6.8)     (5.5)
Equity in earnings (loss) of hotel partnerships .......     3.1       (.1)
Amortization of deferred gain .........................      --        .3
                                                          -----     -----
Income before minority interests and income taxes .....    21.6      14.3
Income attributable to minority interests .............     2.2        --
                                                          -----     -----
     Income before income taxes .......................    19.4%     14.3%
                                                          =====     =====

     Total revenues increased by 98.6%, or $26.2 million, to $52.8 million in 1997 from $26.6 million in 1996. Total operating expenses increased by 114%, or $22.6 million, to $42.5 million in 1997 from $19.9 million in 1996. The increase in total revenues and expenses was attributable principally to the consolidation of the operating results of 11 leased hotels (the "GHALP Leases") which were previously 30% owned by the Company and were accounted for using the equity method. The GHALP Leases accounted for 64.0%, or $16.8 million, of the increase in total revenues and 60.3%, or $13.6 million, of the increase in total expenses. The increase in total revenues and expenses was also attributable to the addition of five new hotels which accounted for 30.8% , or $8.1 million, of the increase in total revenues and 33.9%, or $7.7 million, of the increase in total expenses.

     Hotel revenues increased by 151.5%, or $25.5 million, to $42.3 million in 1997 from $16.8 million in 1996. Approximately 65.9% of the increase, or $16.8 million, was due to the GHALP Lease. The acquisition of five new hotels accounted for 31.7%, or $8.1 million of the increase. The increase in hotel revenues was also the result of increased revenues of hotels the Company owned for both reporting periods due to an increase in revenue per available room.
As a percentage of total revenues, hotel revenues increased to 80.1% in 1997 compared to 63.2% in 1996, primarily reflecting the effects of consolidation of GHALP Leases.

     Revenues from management fees increased by 17.2%, or approximately $897,000, to $6.1 million in 1997 from $5.2 million in 1996. Approximately $850,000 of the increase resulted from the addition of 15 newly managed hotels between April 1996 and March 31, 1997 and $1.1 million resulted from improved operating results of the existing managed hotels. The increase also reflected management fee revenues of approximately $168,000 as a result of the release and discharge of the Company for its obligation to make payments to an affiliate under an agreement which was previously recorded as a reduction in management fees. These increases were offset by approximately $279,000 from the loss of certain management contracts and approximately $924,000 from the elimination of the revenues from GHALP Leases as a result of consolidating its operating results into the Company.

     Revenues from service fees increased by 10.0%, or approximately $96,000, to $1.1 million in 1997 from approximately $964,000 in 1996. The increase was due to approximately $319,000 of increased fees derived from central accounting, technical and purchasing services. The increase was partially offset by the elimination of approximately $223,000 in fees earned from GHALP Leases as a result of consolidating its operating results into the Company.

     Reimbursements decreased by 5.9%, or approximately $213,000, to $3.4 million in 1997 from $3.6 million in 1996. The decrease was principally attributable to a new central reservation contract. In September 1996, the Company entered into a service agreement with an affiliated entity, whereby the affiliated entity provides centralized reservations and property management services to all Wyndham brand hotels. The Company is not providing such services. The reimbursements for such services in the 1996 period was $318,000. The decrease in reimbursements also reflects the effect of eliminating approximately $332,000 received from GHALP Leases as a result of consolidating its operating results into the Company. These decreases were offset by the increased payments of approximately $437,000 for services such as administrative, information systems, sales and the Company's marketing fund from both new and existing portfolio hotels.

     Hotel expenses increased by 201.3%, or $20.8 million, to $31.2 million in 1997 from $10.4 million in 1996. Approximately 64.9% of the increase, or $13.5 million was due to consolidating GHALP Leases operating results into the Company. The balance of the increase, or $7.3 million was the result of the addition of five new hotels. Hotel expenses increased as a percentage of hotel revenues to 73.7% in 1997 from 61.5% in 1996, primarily attributable to a $3.4 million lease payment associated with the GHALP Leases and the effect of adding hotels to the owned portfolio that were undergoing renovation. Excluding the GHALP Leases, the percentage of hotel expenses to hotel revenues would have been 65.6%.

     Selling, general and administrative expenses ("SG&A") increased by 26.3%, or $1.1 million, to $5.4 million in 1997 from $4.3 million in 1996. Of the increase, 33.4%, or approximately $375,000, was attributable to the addition of corporate management and staff personnel related to the general growth of the Company. Approximately 13.8% of the increase, or approximately $155,000, was due to the increase in accounts payable and payroll processing costs as a result of addition of new hotels to the Company's hotel portfolio. In addition, 25.2% of the increase, or approximately $283,000, was due to the increase in the provision for bad debt related to certain receivables. The increase also reflected additional costs of managing and administering a publicly held company. As a percentage of total revenues, SG&A expenses decreased to 10.2% in 1997 from 16.1% in 1996, reflecting the Company's ability to absorb a portion of the additional owned and managed hotels into its existing management structure.

     Reimbursable expenses decreased by 5.9%, or approximately $213,000, to $3.4 million in 1997 from $3.6 million in 1996. The decrease was principally attributable to a new central reservation contract. In September 1996, the Company entered into a service agreement with an affiliated entity, whereby the affiliated entity provides centralized reservations and property management services to all Wyndham brand hotels, therefore, the Company is not incurring such expenses. The decrease in reimbursable expenses also reflects the effect of elimination of approximately $332,000 for GHALP Leases as a result of consolidating its operating results into the Company. These decreases were offset by the increased payments of approximately $437,000 for services such as administrative, information systems, sales and the Company's marketing fund from both new and existing portfolio hotels. As a percentage of total revenues, reimbursable expenses decreased to 6.4% in 1997 from 13.5% in 1996.

     Depreciation and amortization expense increased by 54.1%, or approximately $898,000, to $2.6 million in 1997 from $1.7 million in 1996. The increase was due to the acquisition of property and equipment and the amortization of the acquisition costs of management contracts. The increase in 1997 also included an increase of approximately $275,000 in the amortization of deferred debt issuance costs as a result of the Company's issuance of $100 million senior subordinated notes (the "Notes") and the revolving credit facility.

     Interest expense increased by 67.9%, or $1.4 million, to $3.5 million in 1997 from $2.1 million in 1996, reflecting the additional interest from the Notes and the revolving credit facility net of the effect of elimination of interest expense from the retirement of debt and affiliated borrowings at the Company's initial public offerings in May 1996. Interest income increased by 107.6%, or approximately $327,000, from approximately $304,000 in 1996 to approximately $631,000 in 1997. The increase was primarily due to income of approximately $162,000 earned on a note receivable and approximately $147,000 of interest on security deposits related to a leased hotel.

     Equity in earnings of hotel partnerships decreased from earnings of approximately $828,000 in 1996 to a loss of approximately $34,000 in 1997. Earnings from the Company's equity investment in GHALP Leases ceased following the Company's acquisition of the remaining 70% of the partnership interest in GHALP Leases in May 1996. Since the acquisition, the operating results of GHALP Leases have been consolidated into the Company. The loss of $34,000 for 1997 represents a 30% hotel partnership interest the Company acquired in November 1996 which is being accounted for using the equity method.

     Income attributable to minority interest was eliminated as a result of the acquisition of the minority interest at the Company's initial public offerings in May 1996.

     As a result of changes noted above, income before income taxes increased by 46.6%, or $2.4 million, to $7.6 million in 1997 from $5.2 million in 1996.

     Since the Company's incorporation, income taxes have been provided in accordance with Statement of Financial Accounting Standard No. 109. Operating results for the quarter ended March 31, 1996 related to the period prior to the Company's incorporation, the combined companies were either a partnership, an S corporation or a nontaxable Bermuda corporation, and consequently, were not subject to federal income taxes, therefore, no income taxes were recorded.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital and liquidity needs include cash to finance operations, capital requirements relating to ongoing hotel maintenance and improvements at the Company's owned and leased hotels, capital requirements associated with the Company's entry into new management contracts and improvements to the related hotel properties, hotel acquisition financing and the repayment of indebtedness. Prior to the Company's initial public offerings in May 1996, the Company had satisfied its capital and liquidity needs through cash generated by operations, mortgage indebtedness and commercial debt financing.

     Since the Company's initial public offerings in May 1996, the Company has met its capital and liquidity needs with cash generated from operations, net proceeds from initial public offerings and amounts available under the revolving credit facility. At March 31, 1997, approximately $48.9 million in aggregate principal amount was available for borrowings under the revolving credit facility, of which $8.0 million was drawn by the Company. In April 1997, additional $8.0 million was drawn for the acquisition of a hotel property and certain other working capital needs.

     During the three months ended March 31, 1997, the Company used cash in operating activities of $4.5 million as compared to cash generated from operations of $3.8 million in the 1996 period. The decrease is primarily attributable to the payment of $7.8 million for a security deposit, as required under the Salt Lake City lease.

     The Company has the following anticipated capital commitments. Pursuant to the terms of a management agreement in which the Company has a 30% ownership interest, the Company has committed to fund up to $2.5 million for the renovation of the hotel property. No such advances has been made as of March 31, 1997. In addition, the Company is obligated, pursuant to the terms of certain hotel management agreements, to fund loans for hotel acquisition and improvements in the aggregate amount of $8.1 million, of which $5.4 million had been funded as of March 31, 1997. Pursuant to capital lease agreements, the Company is obligated to make lease payments of $2.3 million in 1997.

     In February 1997, the Company, through a financial institution and a county authority, issued revenue bonds totaling $9.7 million. The bonds were issued to refinance the existing bonds that the Company assumed in the acquisition of a Wyndham Garden Hotel. The bonds initially bear interest at a weekly rate (the "Weekly Rate Period") determined in accordance with the indenture of the bonds based on prevailing financial market conditions for revenue bonds (at March 31, 1997, such rate was 3.6%) plus a 2% credit enhancement fee, as defined in the indenture. The weekly rate may be converted to another interest rate determination method on the first business day of any calendar month at the Company's option, subject to the terms and conditions set forth in the indenture. Interest payments on the bonds are due on a periodic basis. The bonds mature in February 2023 and are subject to redemption by the Company in whole or in part during any Weekly Rate Period.

     The Company intends to retain any future earnings for use in its business and does not intend to declare any cash dividends in the foreseeable future. The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future and that any remaining cash generated by operations, together with capital available under the revolving credit facility will be adequate to fund the Company's growth strategy in the near term. The Company may seek an increase in the capital available to it under the revolving credit facility or otherwise obtain additional debt or equity financing, depending upon the amount of capital required to pursue future growth opportunities or address other needs. No assurance can be given that the amount available under the revolving credit facility will be increased, or such additional financing will be available, on acceptable terms, if at all.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On April 14, 1997, an action styled Kwalburn v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of the Company's stockholders, against the Company, Patriot and the members of the Board of Directors of the Company. The complaint alleges that the Company's Board of Directors breached its fiduciary duties owed to the Company's public stockholders in connection with the Board of Director's approval of the Patriot Merger. In particular, the complaint alleges that the Patriot Merger was negotiated at the expense of the Company's public stockholders, and that the Company's Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. The complaint seeks to enjoin, preliminarily and permanently consummation of the Patriot Merger under the terms presently proposed and also seeks unspecified damages. The defendants deny the allegations in the complaint and expect to defend the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on April 28, 1997 (the "Meeting"). The election of three directors to Class I of the Company's Board of Directors to serve for a period of three years and until their successors shall have been elected and qualified was the only matter submitted to a vote of security holders. The following votes were cast with respect to the election of the following three nominees as directors of the Company:

                            Shares Voted    Shares Withheld        Broker
         Nominee                 For           From Voting       Non-Voters
         -------            ------------    ---------------      ----------
     James D. Carreker        19,311,520          98,411             0
     Harlan R. Crow           19,311,520          98,411             0
     James C. Leslie          19,311,520          98,411             0

     The remaining directors of the Company, whose term of office continued after the Meeting are as follows:

                              Term Expires in 1998
                              --------------------

             Susan T. Groenteman, Philip A. Ward, Robert A. Whitman

                              Term Expires in 1999
                              --------------------

  Leslie V. Bentley, Daniel A. Decker, Stanley M. Koonce, Jr., Anne L. Raymond


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
2.1         -- Agreement and Plan of Merger, dated as of April 14, 1997, by and between Patriot American Hospitality, Inc. and the Company
               (incorporated by reference to Exhibit Number 2.2 to Schedule 13D filed with the Securities and Exchange Commission on April 24,
               1997 on behalf of CF Securities, L.P.) The "Disclosure Letters"
               referred to in the Agreement and Plan of Merger are omitted, as they constitute "schedules" within the meaning of Item 601 of
               Regulation S-K. The Company undertakes to furnish supplementally such Disclosure Letters to the Commission upon request.

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.1(c)     -- Management Agreement dated as of March 10, 1988 by and
               between Franklin Plaza Associates and Wyndham Hotel Company, as
               amended by First Amendment dated November 17, 1993 (Incorporated by reference to exhibit number 10.1(c) in the Company's
               Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.1(k)     -- Management Agreement dated as of December 22, 1987 by and among Badger XVI Limited Partnership, Crow Division Partners and
               Wyndham Hotel Company, as amended by First Amendment dated
               February 26, 1988 (Incorporated by reference to exhibit number
               10.1(k) in Amendment No. 1 to the Company's Registration
               Statement on Form S-1 (Reg. No. 333-2214) filed with the
               Securities and Exchange Commission on May 1, 1996).

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

10.3(b)     -- Lease Agreement dated as of March 1, 1988 by and between
               Lincoln Island Associates No. 1, Limited and WHI Limited
               Partnership (Incorporated by reference to exhibit number 10.3(b)
               in the Company's Registration Statement on Form S-1 (Reg. No.
               333-2214) filed with the Securities and Exchange Commission on
               March 11, 1996).

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.3(f)     -- Lease Agreement dated as of November 26, 1990 by and between
               Tower 2001 Limited Partnership and Wyndham Hotel Company Ltd.,
               as amended by Letter Agreement dated March 9, 1994 and Letter
               Agreement dated March 22, 1995, and as amended by Amendment No.
               1 dated as of November 30, 1995 (Incorporated by reference to exhibit number 10.3(f) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and
               Exchange Commission on March 11, 1996).

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

10.5        -- Limited Guaranty Agreement dated as of January 8, 1997 made by the Company for the benefit of HPTSLC Corporation
               Incorporated by reference to exhibit number 10.5 in the Company's Registration Statement on Form S-1 (Reg. No.
               333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.5(a)     -- Form of Asset Management Agreement to be entered into between the Company and various Crow Family Real Estate Entities
               (Incorporated by reference to exhibit number 10.5(a) in
               Amendment No. 2 to the Company's Registration Statement on Form
               S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
               Commission on May 14, 1996).

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.10(c)    -- Indemnification Agreement by and between Wyndham Hotel
               Corporation and Harlan R. Crow (Incorporated by reference to exhibit number 10.15(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and
               Exchange Commission on January 27, 1997).

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

                                       24

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.11(f)    -- 6% Promissory Note made by Wyndham Employees Ltd.
               (Incorporated by reference to exhibit number 10.16(f) in
               Amendment No. 1 to the Company's Registration Statement on Form
               S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
               Commission on May 1, 1996).

10.12       -- Stockholders' Agreement Consent dated September 30, 1996.

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

10.14       -- Operating Deficit Guaranty and Reserves Agreement dated as of
               August 25, 1993 by and among Playhouse Square Hotel Limited
               Partnership, Society National Bank and the Lenders (Incorporated by reference to exhibit number 10.22 in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.15       -- Registration Rights Agreement dated as of September 30, 1996 between the Company and Smith Barney, Inc.

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.20       -- Senior Secured Revolving Credit Agreement among Wyndham Hotel
               Corporation, The Lenders Party Thereto and Bankers Trust Company
               (incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the Quarter Ended June 30, 1996).

10.21       -- Management Contract between Homegate Hospitality, Inc. and the Company, dated August 26, 1996 (incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996).

10.22       -- Proxy Agreement, dated as of April 14, 1997, by and between
               Patriot American Hospitality, Inc. and CF Securities, L.P.,
               James D. Carreker, Leslie V. Bentley, Anne L. Raymond, Stanley
               M. Koonce, Jr. And the Company (incorporated by reference to
               Exhibit Number 10.1 to Schedule 13D filed with the Securities and Exchange Commission on April 24, 1997 on behalf of CF
               Securities, L.P.)

10.23       -- Asset Management Agreements between Wyndham Hotel Corporation and Playhouse Square Hotel L.P. and the other Parties Listed on
               Schedule A attached thereto.

10.24       -- Indemnification Agreements between the Company and Susan R.
               Bolger and the other Parties Listed on Schedule A attached thereto.

10.25       -- Capital Contribution Note dated as of December 22, 1995 by and between Pleasanton Hotel Partners, L.P. and the Company
               (Incorporated by reference to Exhibit Number 10.18(a) in Amendment No. 1 to the Company's Registration Statement on Form
               S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
               Commission on May 1, 1996).

10.26       -- Capital Contribution Note dated as of October 2, 1995 by and between WHC-LG Hotel Partners and the Company (Incorporated by
               reference to Exhibit Number 10.18(b) in Amendment No. 1 to the
               Company's Registration Statement on Form S-1 (Reg. No. 333-2214)
               filed with the Securities and Exchange Commission on May 1,
               1996)

10.27       -- Capital Contribution Note dated as of May 26, 1995 by and between New Orleans Hotel I, L.P. and the Company (Incorporated by reference to Exhibit No. 10.18(c) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.28       -- FF&E Contract, dated June 30, 1994, by and between Wyndham
               Hotel Company Ltd. and Waterfront Hotel Associates, S.E., as amended.

10.29       -- FF&E and Technical Services Contract, dated May 26, 1995, by and between Wyndham Hotel Company Ltd. And Convention Center
               Boulevard Hotel, Limited.

10.30       -- Corporate Guaranty Agreements by Wyndham Hotel Corporation on
               behalf of ISIS 2000 Limited Partnership for the benefit of Banc
               One Leasing Corporation, including Master Lease Agreement and
               Schedule of Additional Guaranty Agreements.

10.31       -- Guarantor Agreement, dated May 26, 1995 by and among Convention
               Center Boulevard Hotel, Ltd., the Company, Darryl D. Berger and
               Roger H. Ogden.

10.32       -- Corporate Guaranty Agreement, dated May 15, 1996, by Wyndham
               Hotel Corporation on behalf of ISIS 2000 Limited Partnership for the benefit of IBM Credit Corporation.

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
11          -- Computation of Earnings Per Share.

27.1        -- Financial Data Schedule.

      (b) Reports on Form 8-K:

               On April 23, 1997, the Company filed a Form 8-K reporting the proposed merger with Patriot American Hospitality, Inc., no financial statements were included.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WYNDHAM HOTEL CORPORATION
                                        ---------------------------------------
                                                       (Registrant)

Date: May 12, 1997                      By:     /s/ James D. Carreker
                                           ------------------------------------
                                                    James D. Carreker
                                         President and Chief Executive Officer

Date: May 12, 1997                      By:      /s/ Anne L. Raymond
                                           ------------------------------------
                                                     Anne L. Raymond
                                          Chief Financial Officer, Executive
                                          Vice President and Director (Principal
                                          Financial Officer)

                                EXHIBIT INDEX

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
2.1         -- Agreement and Plan of Merger, dated as of April 14, 1997, by and between Patriot American Hospitality, Inc. and the Company
               (incorporated by reference to Exhibit Number 2.2 to Schedule 13D filed with the Securities and Exchange Commission on April 24,
               1997 on behalf of CF Securities, L.P.) The "Disclosure Letters"
               referred to in the Agreement and Plan of Merger are omitted, as they constitute "schedules" within the meaning of Item 601 of
               Regulation S-K. The Company undertakes to furnish supplementally such Disclosure Letters to the Commission upon request.

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.1(c)     -- Management Agreement dated as of March 10, 1988 by and
               between Franklin Plaza Associates and Wyndham Hotel Company, as
               amended by First Amendment dated November 17, 1993 (Incorporated by reference to exhibit number 10.1(c) in the Company's
               Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.1(k)     -- Management Agreement dated as of December 22, 1987 by and among Badger XVI Limited Partnership, Crow Division Partners and
               Wyndham Hotel Company, as amended by First Amendment dated
               February 26, 1988 (Incorporated by reference to exhibit number
               10.1(k) in Amendment No. 1 to the Company's Registration
               Statement on Form S-1 (Reg. No. 333-2214) filed with the
               Securities and Exchange Commission on May 1, 1996).

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

10.3(b)     -- Lease Agreement dated as of March 1, 1988 by and between
               Lincoln Island Associates No. 1, Limited and WHI Limited
               Partnership (Incorporated by reference to exhibit number 10.3(b)
               in the Company's Registration Statement on Form S-1 (Reg. No.
               333-2214) filed with the Securities and Exchange Commission on
               March 11, 1996).

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.3(f)     -- Lease Agreement dated as of November 26, 1990 by and between
               Tower 2001 Limited Partnership and Wyndham Hotel Company Ltd.,
               as amended by Letter Agreement dated March 9, 1994 and Letter
               Agreement dated March 22, 1995, and as amended by Amendment No.
               1 dated as of November 30, 1995 (Incorporated by reference to exhibit number 10.3(f) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and
               Exchange Commission on March 11, 1996).

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

10.5        -- Limited Guaranty Agreement dated as of January 8, 1997 made by the Company for the benefit of HPTSLC Corporation
               Incorporated by reference to exhibit number 10.5 in the Company's Registration Statement on Form S-1 (Reg. No.
               333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.5(a)     -- Form of Asset Management Agreement to be entered into between the Company and various Crow Family Real Estate Entities
               (Incorporated by reference to exhibit number 10.5(a) in
               Amendment No. 2 to the Company's Registration Statement on Form
               S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
               Commission on May 14, 1996).

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.10(c)    -- Indemnification Agreement by and between Wyndham Hotel
               Corporation and Harlan R. Crow (Incorporated by reference to exhibit number 10.15(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and
               Exchange Commission on January 27, 1997).

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.11(f)    -- 6% Promissory Note made by Wyndham Employees Ltd.
               (Incorporated by reference to exhibit number 10.16(f) in
               Amendment No. 1 to the Company's Registration Statement on Form
               S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
               Commission on May 1, 1996).

10.12       -- Stockholders' Agreement Consent dated September 30, 1996.

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

10.14       -- Operating Deficit Guaranty and Reserves Agreement dated as of
               August 25, 1993 by and among Playhouse Square Hotel Limited
               Partnership, Society National Bank and the Lenders (Incorporated by reference to exhibit number 10.22 in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.15       -- Registration Rights Agreement dated as of September 30, 1996 between the Company and Smith Barney, Inc.

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

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
10.20       -- Senior Secured Revolving Credit Agreement among Wyndham Hotel
               Corporation, The Lenders Party Thereto and Bankers Trust Company
               (incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the Quarter Ended June 30, 1996).

10.21       -- Management Contract between Homegate Hospitality, Inc. and the Company, dated August 26, 1996 (incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996).

10.22       -- Proxy Agreement, dated as of April 14, 1997, by and between
               Patriot American Hospitality, Inc. and CF Securities, L.P.,
               James D. Carreker, Leslie V. Bentley, Anne L. Raymond, Stanley
               M. Koonce, Jr. And the Company (incorporated by reference to
               Exhibit Number 10.1 to Schedule 13D filed with the Securities and Exchange Commission on April 24, 1997 on behalf of CF
               Securities, L.P.)

10.23       -- Asset Management Agreements between Wyndham Hotel Corporation and Playhouse Square Hotel L.P. and the other Parties Listed on
               Schedule A attached thereto.

10.24       -- Indemnification Agreements between the Company and Susan R.
               Bolger and the other Parties Listed on Schedule A attached thereto.

10.25       -- Capital Contribution Note dated as of December 22, 1995 by and between Pleasanton Hotel Partners, L.P. and the Company
               (Incorporated by reference to Exhibit Number 10.18(a) in Amendment No. 1 to the Company's Registration Statement on Form
               S-1 (Reg. No. 333-2214) filed with the Securities and Exchange
               Commission on May 1, 1996).

10.26       -- Capital Contribution Note dated as of October 2, 1995 by and between WHC-LG Hotel Partners and the Company (Incorporated by
               reference to Exhibit Number 10.18(b) in Amendment No. 1 to the
               Company's Registration Statement on Form S-1 (Reg. No. 333-2214)
               filed with the Securities and Exchange Commission on May 1,
               1996)

10.27       -- Capital Contribution Note dated as of May 26, 1995 by and between New Orleans Hotel I, L.P. and the Company (Incorporated by reference to Exhibit No. 10.18(c) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.28       -- FF&E Contract, dated June 30, 1994, by and between Wyndham
               Hotel Company Ltd. and Waterfront Hotel Associates, S.E., as amended.

10.29       -- FF&E and Technical Services Contract, dated May 26, 1995, by and between Wyndham Hotel Company Ltd. And Convention Center
               Boulevard Hotel, Limited.

10.30       -- Corporate Guaranty Agreements by Wyndham Hotel Corporation on
               behalf of ISIS 2000 Limited Partnership for the benefit of Banc
               One Leasing Corporation, including Master Lease Agreement and
               Schedule of Additional Guaranty Agreements.

10.31       -- Guarantor Agreement, dated May 26, 1995 by and among Convention
               Center Boulevard Hotel, Ltd., the Company, Darryl D. Berger and
               Roger H. Ogden.

10.32       -- Corporate Guaranty Agreement, dated May 15, 1996, by Wyndham
               Hotel Corporation on behalf of ISIS 2000 Limited Partnership for the benefit of IBM Credit Corporation.

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
11          -- Computation of Earnings Per Share.

27.1        -- Financial Data Schedule.