Form 10-Q/A
period 1997-03-31
WYNDHAM HOTEL CORP
filed 1997-06-02
CIK 1010471

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

10.12       -- Stockholders' Agreement Consent dated September 30, 1996
               (Incorporated by reference to exhibit No. 10.12 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

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

10.14       -- Operating Deficit Guaranty and Reserves Agreement dated as of
               August 25, 1993 by and among Playhouse Square Hotel Limited
               Partnership, Society National Bank and the Lenders (Incorporated by reference to exhibit number 10.22 in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.15       -- Registration Rights Agreement dated as of September 30, 1996 between the Company and Smith Barney, Inc. (Incorporated by reference to exhibit No. 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

10.16       -- Registration Rights Agreement dated as of April 29, 1996 between the Company and General Electric Investment
               Corporation (Incorporated by reference to exhibit No. 10.16 to the company's Annual Report on form 10-K for the year ended
               December 31, 1996, is filed with the Securities and Exchange
               Commission on March 27, 1997).

10.17       -- Promissory Note dated April 15, 1995 between the Company and
               WFLP (Incorporated by reference to exhibit No. 10.17 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, is filed with the Securities and Exchange
               Commission on March 27, 1997).

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

10.23*      -- Asset Management Agreements between Wyndham Hotel Corporation and Playhouse Square Hotel L.P. and the other Parties Listed on
               Schedule A attached thereto.

10.24*      -- Indemnification Agreements between the Company and Susan R.
               Bolger and the other Parties Listed on Schedule A attached thereto.

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

10.27       -- Capital Contribution Note dated as of May 26, 1995 by and between New Orleans Hotel I, L.P. and the Company (Incorporated by reference to Exhibit No. 10.18(c) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.28*      -- FF&E Contract, dated June 30, 1994, by and between Wyndham
               Hotel Company Ltd. and Waterfront Hotel Associates, S.E., as
               amended.

10.29*      -- FF&E and Technical Services Contract, dated May 26, 1995, by and between Wyndham Hotel Company Ltd. And Convention Center
               Boulevard Hotel, Limited.

10.30**     -- Corporate Guaranty Agreements by Wyndham Hotel Corporation on
               behalf of ISIS 2000 Limited Partnership for the benefit of Banc
               One Leasing Corporation, including Master Lease Agreement and
               Schedule of Additional Guaranty Agreements.

10.31*      -- Guarantor Agreement, dated May 26, 1995 by and among Convention
               Center Boulevard Hotel, Ltd., the Company, Darryl D. Berger and
               Roger H. Ogden.

10.32*      -- Corporate Guaranty Agreement, dated May 15, 1996, by Wyndham
               Hotel Corporation on behalf of ISIS 2000 Limited Partnership for the benefit of IBM Credit Corporation.

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
11*         -- Computation of Earnings Per Share.

27.1*       -- Financial Data Schedule.


*Previously Filed.
**Filed Herewith.



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


Date: May 30, 1997                      By:     /s/ James D. Carreker


                                           ------------------------------------
                                                    James D. Carreker
                                         President and Chief Executive Officer


Date: May 30, 1997                      By:      /s/ Anne L. Raymond

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

                                       16

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

10.12       -- Stockholders' Agreement Consent dated September 30, 1996
               (Incorporated by reference to exhibit No. 10.12 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

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

10.14       -- Operating Deficit Guaranty and Reserves Agreement dated as of
               August 25, 1993 by and among Playhouse Square Hotel Limited
               Partnership, Society National Bank and the Lenders (Incorporated by reference to exhibit number 10.22 in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.15       -- Registration Rights Agreement dated as of September 30, 1996 between the Company and Smith Barney, Inc. (Incorporated by reference to exhibit No. 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

10.16       -- Registration Rights Agreement dated as of April 29, 1996 between the Company and General Electric Investment
               Corporation (Incorporated by reference to exhibit No. 10.16 to the company's Annual Report on form 10-K for the year ended
               December 31, 1996, is filed with the Securities and Exchange
               Commission on March 27, 1997).

10.17       -- Promissory Note dated April 15, 1995 between the Company and
               WFLP (Incorporated by reference to exhibit No. 10.17 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, is filed with the Securities and Exchange
               Commission on March 27, 1997).

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

10.23*      -- Asset Management Agreements between Wyndham Hotel Corporation and Playhouse Square Hotel L.P. and the other Parties Listed on
               Schedule A attached thereto.

10.24*      -- Indemnification Agreements between the Company and Susan R.
               Bolger and the other Parties Listed on Schedule A attached thereto.

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

10.27       -- Capital Contribution Note dated as of May 26, 1995 by and between New Orleans Hotel I, L.P. and the Company (Incorporated by reference to Exhibit No. 10.18(c) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1,
               1996).

10.28*      -- FF&E Contract, dated June 30, 1994, by and between Wyndham
               Hotel Company Ltd. and Waterfront Hotel Associates, S.E., as
               amended.

10.29*      -- FF&E and Technical Services Contract, dated May 26, 1995, by and between Wyndham Hotel Company Ltd. And Convention Center
               Boulevard Hotel, Limited.

10.30**     -- Corporate Guaranty Agreements by Wyndham Hotel Corporation on
               behalf of ISIS 2000 Limited Partnership for the benefit of Banc
               One Leasing Corporation, including Master Lease Agreement and
               Schedule of Additional Guaranty Agreements.

10.31*      -- Guarantor Agreement, dated May 26, 1995 by and among Convention
               Center Boulevard Hotel, Ltd., the Company, Darryl D. Berger and
               Roger H. Ogden.

10.32*      -- Corporate Guaranty Agreement, dated May 15, 1996, by Wyndham
               Hotel Corporation on behalf of ISIS 2000 Limited Partnership for the benefit of IBM Credit Corporation.

EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION
11*         -- Computation of Earnings Per Share.

27.1*       -- Financial Data Schedule.


*Previously Filed.
**Filed Herewith.