Form 10-Q
period 1997-06-30
WYNDHAM HOTEL CORP
filed 1997-08-14
CIK 1010471

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition from                to
                        ---------------   -----------------

Commission file number      1-11723
                      --------------------

                          WYNDHAM HOTEL CORPORATION
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)




          Delaware                                            75-2636072
--------------------------------                        ----------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


2001 Bryan Street, Suite 2300
        Dallas, Texas                                          75201
----------------------------------------                ----------------------
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

                         YES    X         NO
                              -----          ------

The number of shares outstanding of the issuer's common stock as of August 12, 1997:
Common Stock, $.01 par value - 21,618,169 shares.

                           WYNDHAM HOTEL CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets - December 31, 1996 and June 30, 1997 . . . . . . . . . . . . . . . . .         3
Consolidated Statements of Income - Quarter and Six Months Ended June 30, 1996 and 1997 . . . . . .         4
Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1997 . . . . . . . . . .         5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33

                        PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.
                          WYNDHAM HOTEL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                    DECEMBER 31,      JUNE 30,
                                                                                        1996            1997
                                                                                     -----------    -----------
                                                                                                    (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .        $   11,517     $   17,573
    Cash, restricted  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               865            645
    Accounts receivable, less allowance of $941 at December 31, 1996
      and $1,848 at June 30, 1997   . . . . . . . . . . . . . . . . . . . . .            13,330         12,594
    Due from affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . .            12,686         12,828
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,430          1,459
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .             1,539          2,158
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,412          1,721
                                                                                     ----------     ----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .            42,779         48,978
Investment in hotel partnerships  . . . . . . . . . . . . . . . . . . . . . .             1,125          1,125
Notes and other receivables from affiliates . . . . . . . . . . . . . . . . .             7,685          8,316
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,307          6,240
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .           134,176        150,400
Management contract costs, net  . . . . . . . . . . . . . . . . . . . . . . .             7,766         10,064
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,288         24,226
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,148         13,400
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,688         13,504
                                                                                     ----------     ----------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  242,962     $  276,253
                                                                                     ==========     ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . .        $   23,556     $   26,821
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               959            993
   Deposits from affiliates . . . . . . . . . . . . . . . . . . . . . . . . .               344            344
   Current portion of long-term debt and capital lease obligations  . . . . .               510            535
                                                                                     ----------     ----------
        Total current liabilities                                                        25,369         28,693
                                                                                     ----------     ----------
Borrowings under revolving credit facility  . . . . . . . . . . . . . . . . .                 -         21,000
Long-term debt and capital lease obligations  . . . . . . . . . . . . . . . .           129,944        129,669
Deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,065         11,696
                                                                                     ----------     ----------
                                                                                        142,009        162,365
                                                                                     ----------     ----------
Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               200            200
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .            84,342         84,355
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,714         19,040
  Receivables from affiliates . . . . . . . . . . . . . . . . . . . . . . . .            (1,223)        (1,331)
  Notes receivable from stockholders  . . . . . . . . . . . . . . . . . . . .           (19,449)       (16,887)
  Foreign currency translation adjustments  . . . . . . . . . . . . . . . . .                 -           (182)
                                                                                     ----------     ----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .            75,584         85,195
                                                                                     ----------     ----------
             Total liabilities and stockholders' equity . . . . . . . . . . .        $  242,962     $  276,253
                                                                                     ==========     ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  QUARTER ENDED              SIX MONTHS ENDED
                                                                    JUNE  30,                     JUNE  30,
                                                           -------------------------    --------------------------
                                                               1996           1997           1996          1997
                                                           ---------      ----------    ----------     -----------
                                                                                  (UNAUDITED)
Revenues:
  Hotel revenues  . . . . . . . . . . . . . . . . . .      $   24,214     $   41,035    $    40,914    $    83,360
  Management fees . . . . . . . . . . . . . . . . . .           1,879          2,159          4,481          4,280
  Management fees - affiliates  . . . . . . . . . . .           3,496          4,537          6,097          8,515
  Service fees  . . . . . . . . . . . . . . . . . . .             275            712            685          1,206
  Service fees - affiliates . . . . . . . . . . . . .             532            525          1,087          1,091
  Reimbursements  . . . . . . . . . . . . . . . . . .           1,506          1,832          3,133          3,173
  Reimbursements - affiliates . . . . . . . . . . . .           1,834          1,983          3,790          4,011
  Other . . . . . . . . . . . . . . . . . . . . . . .             306            705            339            705
                                                           ----------     ----------    -----------    -----------
        Total revenues  . . . . . . . . . . . . . . .          34,042         53,488         60,526        106,341
                                                           ----------     ----------    -----------    -----------
Operating costs and expenses:
  Hotel expenses  . . . . . . . . . . . . . . . . . .          17,961         30,997         28,313         62,183
  Selling, general and administrative expenses  . . .           4,222          5,211          8,496         10,606
  Equity participation compensation . . . . . . . . .           2,919              -          2,919              -
  Reimbursable expenses . . . . . . . . . . . . . . .           1,506          1,832          3,133          3,173
  Reimbursable expenses - affiliates  . . . . . . . .           1,834          1,983          3,790          4,011
  Depreciation and amortization . . . . . . . . . . .           1,797          2,649          3,458          5,208
  Merger expenses . . . . . . . . . . . . . . . . . .               -          2,719              -          2,719
                                                           ----------     ----------    -----------    -----------
        Total operating costs and expenses  . . . . .          30,239         45,391         50,109         87,900
                                                           ----------     ----------    -----------    -----------
Operating income  . . . . . . . . . . . . . . . . . .           3,803          8,097         10,417         18,441
Interest income . . . . . . . . . . . . . . . . . . .             190            422            443            867
Interest income - affiliates  . . . . . . . . . . . .             178            318            356            504
Interest expense  . . . . . . . . . . . . . . . . . .          (2,941)        (3,573)        (5,055)        (7,123)
Equity in earnings of hotel partnerships  . . . . . .              42             34            870              -
Amortization of deferred gain . . . . . . . . . . . .             135            184            135            369
                                                           ----------     ----------    -----------    -----------
Income before minority interests, income taxes and  .
extraordinary item  . . . . . . . . . . . . . . . . .           1,407          5,482          7,166         13,058
Income (loss) attributable to minority interests  . .             (22)             -            571              -
                                                           ----------     ----------    -----------    -----------
Income before income taxes and extraordinary item . .           1,429          5,482          6,595         13,058
Provision for income (taxes) benefits . . . . . . . .          12,195         (3,240)        12,195         (6,232)
                                                           ----------     ----------    -----------    -----------
Income before extraordinary item  . . . . . . . . . .          13,624          2,242         18,790          6,826
Extraordinary item (less applicable income tax benefits
of $270)  . . . . . . . . . . . . . . . . . . . . . .          (1,131)             -         (1,131)             -
                                                           ----------     ----------    -----------    -----------
Net income  . . . . . . . . . . . . . . . . . . . . .      $   12,493     $    2,242    $    17,659    $     6,826
                                                           ==========     ==========    ===========    ===========
Earnings per share:
  Income before extraordinary item - primary and fully
      diluted   . . . . . . . . . . . . . . . . . . .      $      .68     $      .11    $       .94    $       .34
  Extraordinary item  . . . . . . . . . . . . . . . .            (.06)             -           (.06)             -
                                                           ----------     ----------    -----------    -----------
  Net income - primary and fully diluted  . . . . . .      $      .62     $      .11    $       .88       $    .34
                                                           ==========     ==========    ===========    ===========

Average number of common shares outstanding . . . . .          20,018         20,018         20,018         20,018
                                                           ==========     ==========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE  30,
                                                                                  --------------------------
                                                                                     1996          1997
                                                                                  ----------     -----------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   17,659     $    6,826
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .            3,348          4,535
     Current income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .              763          6,103
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          (12,958)           129
     Provision for bad debt . . . . . . . . . . . . . . . . . . . . . . . . .              507            972
     Amortization of deferred debt issuance costs . . . . . . . . . . . . . .              110            673
     Write-off of predecessor deferred debt issuance costs  . . . . . . . . .            1,401              -
     Amortization of deferred gain  . . . . . . . . . . . . . . . . . . . . .             (127)          (369)
     Equity participation compensation  . . . . . . . . . . . . . . . . . . .            2,919              -
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .              571              -
     Net withdrawals from restricted cash . . . . . . . . . . . . . . . . . .            1,865            220
   Changes to operating assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,211)          (655)
     Net change in due to/from affiliates . . . . . . . . . . . . . . . . . .          (10,237)          (139)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,296)        (2,739)
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .           10,618         (2,846)
     Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,394)            31
     Security deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,600)        (6,878)
                                                                                    -----------    ----------
        Net cash provided by (used in) operating activities   . . . . . . . .           (2,062)         5,863
                                                                                    ----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment  . . . . . . . . . . . . . . . . . . . .           (1,809)       (15,893)
  Proceeds from sale of property and equipment  . . . . . . . . . . . . . . .          136,374              -
  Investments in management contracts . . . . . . . . . . . . . . . . . . . .             (155)        (2,406)
  Notes and other receivables from affiliates . . . . . . . . . . . . . . . .              (11)          (642)
  Advances on notes receivable  . . . . . . . . . . . . . . . . . . . . . . .                -            (53)
  Payment for purchase of hotels, net of cash acquired  . . . . . . . . . . .           (2,520)        (4,316)
  Acquisition of minority interest  . . . . . . . . . . . . . . . . . . . . .           (5,479)             -
  Increase in long-term restricted cash . . . . . . . . . . . . . . . . . . .             (774)          (398)
  Collections on notes receivable . . . . . . . . . . . . . . . . . . . . . .            2,344            137
                                                                                    -----------    ----------
        Net cash provided by (used in) investing activities   . . . . . . . .          127,970        (23,571)
                                                                                    -----------    ----------
Cash flows from financing activities:
  Partners' contributed capital . . . . . . . . . . . . . . . . . . . . . . .            4,801             -
  Partners' capital distributions . . . . . . . . . . . . . . . . . . . . . .          (29,593)            -
  Distribution made to withdrawing partners . . . . . . . . . . . . . . . . .             (982)            -
  Increase in payable to minority interest  . . . . . . . . . . . . . . . . .             (218)            -
  Proceeds from borrowings under revolving credit facility  . . . . . . . . .                -         23,750
  Repayments of revolving credit facility . . . . . . . . . . . . . . . . . .                -         (2,750)
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . .           69,504              -
  Proceeds from long-term borrowings and issuance of debt . . . . . . . . . .           94,383          9,675
  Repayments of long-term borrowings and capital lease obligations  . . . . .         (197,399)        (9,924)
  Collections on notes receivable from stockholders . . . . . . . . . . . . .          (18,889)         3,062
                                                                                    -----------    ----------
        Net cash provided by (used in) financing activities   . . . . . . . .          (78,393)        23,813
                                                                                    -----------    ----------
Effect of foreign currency rate fluctuation on cash and cash equivalents  . .                -            (49)
                                                                                    ----------     ----------
Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .           47,515          6,056
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .            4,160         11,517
                                                                                    ----------     ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .       $   51,675     $   17,573
                                                                                    ==========     ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                           WYNDHAM HOTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION:

         Wyndham Hotel Corporation ("WHC") was incorporated and formed in February 1996. The accompanying consolidated financial statements of WHC at December 31, 1996 and June 30, 1997 and for the period from May 24, 1996 through June 30, 1996 and the quarter and six months ended June 30, 1997 include the accounts of WHC, its wholly owned subsidiaries and a 30% owned hotel entity which is accounted for using the equity method (collectively, the "Company"). Financial statements for the period from January 1, 1996 through May 24, 1996 relating to the period prior to the Company's initial public offerings include the combined accounts of WHC and its majority owned entities. All significant intercompany balances and transactions have been eliminated.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at June 30, 1997 have been included. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 1996.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  PROPOSED MERGER WITH PATRIOT AMERICAN HOSPITALITY, INC.:

         On April 14, 1997, the Company entered into a merger agreement with Patriot American Hospitality, Inc. ("Patriot"), which also entered into a related stock purchase agreement (collectively, the "Patriot Merger Agreement"), pursuant to which the Company will merge with and into the successor to Patriot ("New Patriot REIT") following Patriot's merger with and into California Jockey Club (the "Cal-Jockey Merger"), with New Patriot REIT being the surviving company (the "Patriot Merger"). The Cal-Jockey Merger was completed on July 1, 1997. As a result of the Patriot Merger, New Patriot REIT will acquire all of the assets of the Company. Pursuant to the Patriot Merger Agreement, each outstanding share of common stock of the Company ("Wyndham Common Stock") will be converted into the right to receive 1.372 shares (the "Patriot Exchange Ratio") of common stock of each of New Patriot REIT and Patriot American Hospitality Operating
    Company ("New Patriot Operating Company"), which shares will be paired and transferable and trade together as a single unit (the "Paired Shares"). The Patriot Exchange Ratio is subject to adjustment in the event that the average of the closing prices of the Paired Shares on the twenty trading days preceding the fifth trading day prior to the Company's stockholders' meeting called to approve the Patriot Merger (the "Average Trading Price") is less than $21.86 per Paired Share. If the Average Trading Price is between $21.86 and $20.87 per Paired Share, the Patriot Exchange Ratio will be adjusted so that each outstanding share of Wyndham Common Stock will be converted into the right to receive a number of Paired Shares equal to $30.00 divided by the Average Trading Price. If the Average Trading Price is less than $20.87 per Paired Share, there will be no further adjustments to the Patriot Exchange Ratio, which at that point would equate to 1.438 Paired Shares per share of Wyndham Common Stock; however, in such circumstances, the Company has the right, waivable by it, to terminate the Patriot Merger Agreement without liability. In lieu of receiving Paired Shares, the Company's stockholders have the right to elect to receive cash in an amount per share equal to the Patriot Exchange Ratio (as it may be adjusted) multiplied by the average of the closing prices of the Paired Shares on the five trading days immediately preceding the closing of the Patriot Merger, up to a maximum aggregate amount of $100 million. If stockholders holding shares of Wyndham Common Stock with a value in excess of this amount elect to receive cash, such cash will be allocated on a pro rata basis among such stockholders. In connection with the Patriot Merger, New Patriot REIT will assume the Company's existing indebtedness, which is approximately $151.2 million as of June 30, 1997.

         In connection with the execution of the Patriot Merger Agreement, Patriot also entered into agreements with partnerships affiliated with members of the Trammell Crow family providing for the acquisition by New Patriot REIT of 11 full-service Wyndham branded hotels with 3,072 rooms, located throughout the United States, for approximately $331.7 million in cash, plus approximately $14 million in additional consideration if two hotels meet certain operational targets (the "Crow Acquisition" and, collectively with the Patriot Merger, the "Proposed Patriot Transactions"). The Patriot Merger and the Crow Acquisition, which will be consummated concurrently, are subject to various conditions including, without limitation, the approval of the Patriot Merger and certain of the related transactions by the stockholders of New Patriot REIT, New Patriot Operating Company and the Company. It is currently anticipated that the stockholder meetings to approve the Proposed Patriot Transactions will occur in the fourth quarter of 1997.

         On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of the Company's stockholders, against the Company, Patriot and the members of the Board of Directors of the Company. The complaint alleges that the Company's Board of Directors breached its fiduciary duties owed to the Company's public stockholders in connection with the Board of Director's approval of the Patriot Merger. In particular, the complaint alleges that the Patriot Merger was negotiated at the expense of the Company's public stockholders, and that the Company's Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. The complaint seeks to enjoin, preliminarily and permanently consummation of the Patriot Merger under the terms presently proposed and also seeks unspecified damages. The defendants deny the allegations in the complaint and expect to defend the action vigorously.

3.  FEDERAL INCOME TAXES:

         Since the Company's formation in 1996, federal income taxes have been provided in accordance with Statement of Financial Accounting Standards No.
    109. For the quarter and six months ended June 30, 1996, income taxes included the effect of recording deferred income tax benefits arising as a result of the Company's incorporation in the amount of $13.0 million.

4.  EARNINGS PER SHARE:

         Earnings per share for the quarter and six months ended June 30, 1996 and 1997 are computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

         In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted.

     The impact of the implementation of SFAS 128 on the Company's consolidated financial statements is expected to be immaterial. If SFAS 128 were adopted, basic EPS and diluted EPS would have been as follows:

                                                      QUARTER ENDED                SIX MONTHS ENDED
                                                         JUNE  30,                     JUNE  30,
                                                -------------------------    --------------------------
                                                   1996           1997           1996          1997
                                                ---------      ----------    ----------     -----------
                                                                  (UNAUDITED)
Basic EPS:
  Income before extraordinary item  . . . .      $    .68       $    .11       $    .94       $    .34
  Net   income  . . . . . . . . . . . . . .           .62            .11            .88            .34
Diluted EPS:
  Income before extraordinary item  . . . .      $    .67       $    .11       $    .93       $    .33
  Net income  . . . . . . . . . . . . . . .           .62            .11            .87            .33

5.  ACQUISITION:

         In April 1997, the Company acquired a 200 room hotel property in Dallas, Texas. The acquisition was paid with cash borrowed under the revolving credit facility.

6.  MERGER EXPENSES:

         During the quarter ended June 30, 1997, the Company incurred merger expenses totaling $2.7 million in connection with the Patriot Merger.
    These expenses were incurred for legal services, investment banker fees and certain other professional fees. If the merger is consummated, the Company will incur additional investment banker fees of approximately $4.2 million.

7.  COMMITMENTS AND CONTINGENCIES:

         Litigation has been initiated against the Company pertaining to the right to use the Wyndham name for hotel service in the New York metropolitan area. On January 29, 1996, a temporary restraining order was issued by the Supreme Court of the State of New York which, pending the outcome of a trial, prevents the Company from using the Wyndham name in the New York area. An adverse decision in the litigation could prevent the Company from operating Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a 50 mile radius of a hotel in Manhattan operated under the "Wyndham" name. It is management's opinion, based on legal counsel, that the range of losses resulting from the ultimate resolution of the aforementioned claim cannot be determined. The cost of $1,280,000 at June 30, 1997 for defending the trademark has been capitalized and is being amortized over 17 years, pending the ultimate resolution. An adverse decision may result in the immediate write-off of those capitalized costs.

         The Company received a Notice of Intent to make Sales and Use Tax audit changes from the Tampa Region of the Florida Department of Revenue for the period from July 31, 1990 through June 30, 1995. The audit assessed additional taxes of $584,000, penalty of $224,000 and interest of $201,000 for a total assessment of $1,009,000. The previous owners (an affiliate) have agreed to indemnify the Company with respect to any additional sales and use tax paid by the Company for the audit period. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to this matter and that any potential liability in excess of the $189,000 accrued in the financial statements would not materially effect the Company's consolidated financial statements.

         The Company is the subject of the class action lawsuit described under
    Note 2 above. The Company has pending several other claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the consolidated financial statements.

         Pursuant to the terms of a management agreement with an affiliate-owned hotel under construction, the Company has undertaken certain commitments to provide furniture, fixtures and equipment for the hotel at a fixed price totaling $6.0 million. As of June 30, 1997, the Company has satisfied commitments totaling $3.6 million.

          The Company has also guaranteed to fund up to $230,000 in working capital per year for three years on a hotel in the event that the hotel generates inadequate cash flow and the Company has guaranteed $875,000 of its indebtedness.

         Pursuant to the terms of a management agreement of a hotel in which the Company has a 30% ownership interest, the Company has committed to loan up to $2.5 million for the renovation of the hotel property. The loan will bear an interest rate of 10% and will be collateralized by the outstanding partnership interest of the owners. Interest will be due monthly and principal is payable in installments beginning January 1998 based on the operating income of the hotel. As of June 30, 1997, the Company has made $619,000 of such advances. The Company also guarantees $2,340,000 in indebtedness of this hotel.

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

         The Company is subject to environmental regulations related to the ownership, management, development and acquisition of real estate (hotels). The cost of complying with the environmental regulations was not material to the Company's consolidated statements of income for the six months ended June 30, 1996 and 1997. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on the Company's financial statements.

8.  CONDENSED COMBINED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES:

         In connection with the issuance of the $100 million subordinated notes ("Notes"), all of the Company's direct and indirect subsidiaries, with the exception of a number of subsidiaries (which subsidiaries are individually and collectively inconsequential), are fully and unconditionally guaranteeing the Company's obligations under the Notes on a joint and several basis (the "Guarantor Subsidiaries"). Accordingly, the condensed combined financial information set forth below summarizes financial information for all of the Guarantor Subsidiaries on a combined basis. Separate complete financial statements and other disclosure for the Guarantor Subsidiaries have not been presented because management does not believe that such information is material to investors. The condensed combined financial information of the Guarantor Subsidiaries as of December 31, 1996 and June 30, 1997, and for the quarter and six months ended June 30, 1996 and 1997 are presented as follows:

                             GUARANTOR SUBSIDIARIES
                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    DECEMBER 31,     JUNE 30,
                                                                                       1996            1997
                                                                                     -----------    ----------
                                                                                            (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .      $    9,673     $   15,464
   Cash, restricted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             865            411
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .          22,085         31,811
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,466          2,435
                                                                                   ----------     ----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .          35,089         50,121
Notes and other receivables from affiliates . . . . . . . . . . . . . . . . .           7,685          8,316
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,978          1,931
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .          61,062         64,003
Management contract costs, net  . . . . . . . . . . . . . . . . . . . . . . .           8,166         10,064
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,105         24,078
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,502          3,503
                                                                                   ----------     ----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   131,587    $  162,016
                                                                                   ===========    ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . .      $   18,169     $   19,486
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,147          1,124
   Current portion of long-term debt and capital lease obligations  . . . . .             510            535
   Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          42,666         60,088
                                                                                   ----------     ----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .          62,492         81,233
                                                                                   ----------     ----------

Long-term debt and capital lease obligations  . . . . . . . . . . . . . . . .          29,944         29,669
                                                                                   ----------     ----------
Stockholder's equity:
   Receivable from affiliates . . . . . . . . . . . . . . . . . . . . . . . .          (1,223)        (1,331)
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .          31,071         31,071
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,303         21,374
                                                                                   ----------     ----------
         Total stockholder's equity . . . . . . . . . . . . . . . . . . . . .          39,151         51,114
                                                                                   ----------     ----------

             Total liabilities and stockholder's equity . . . . . . . . . . .      $   131,587    $  162,016
                                                                                   ===========    ==========


          See note to the condensed combined financial information.

                             GUARANTOR SUBSIDIARIES
                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                  QUARTER ENDED           SIX MONTHS ENDED
                                                                    JUNE  30,                  JUNE  30,
                                                           ------------------------    -----------------------
                                                               1996           1997        1996          1997
                                                           ---------     ----------    ----------     --------
                                                                                  (UNAUDITED)
Revenues                                                    $27,714        $42,191      $48,858        $86,022
                                                            -------        -------      -------        -------

Operating costs and expenses                                 21,680         31,115       35,784         62,694
Depreciation and amortization                                 1,103          1,472        2,172          2,893
                                                            -------        -------      -------        -------
         Total operating costs and expenses                  22,783         32,587       37,956         65,587
                                                            -------        -------      -------        -------
Operating income                                              4,931          9,604       10,902         20,435
Interest expense, net                                         (902)          (162)      (1,790)          (484)
Equity in earnings of hotel partnerships                         42              -          870              -
                                                            -------        -------      -------        -------
Income before  minority interests, income taxes and
          extraordinary item                                  4,071          9,442        9,982         19,951
Income (loss) attributable to minority interests               (22)              -          571              -
                                                            -------        -------      -------        -------
Income before income taxes and extraordinary item             4,093          9,442        9,411         19,951
Income taxes                                                    801          3,729          801          7,880
                                                            -------        -------      -------        -------
Income before extraordinary item                              3,292          5,713        8,610         12,071
Extraordinary item (less applicable taxes)                  (1,028)              -      (1,028)              -
                                                            -------        -------      -------        -------
         Net income                                          $2,264         $5,713       $7,582        $12,071
                                                            =======        =======      =======        =======

          See note to the condensed combined financial information.

                             GUARANTOR SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -------------------------
                                                                                   1996              1997
                                                                                   ----              ----
                                                                                           (UNAUDITED)
Net cash provided by operating activities                                          $   12,357     $    7,033
                                                                                   ----------     ----------
Cash flows from investing activities:
 Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .          (1,286)        (5,260)
 Sale of property and equipment . . . . . . . . . . . . . . . . . . . . . . .         133,778             -
 Investments in management contracts  . . . . . . . . . . . . . . . . . . . .            (155)        (2,406)
 Advances notes receivable from affiliates  . . . . . . . . . . . . . . . . .             (11)          (642)
 Advances on other notes receivable . . . . . . . . . . . . . . . . . . . . .               -            (53)
 Advances on collection on notes receivables  . . . . . . . . . . . . . . . .               -            117
 Payment for purchase of hotels, net of cash acquired . . . . . . . . . . . .          (2,520)            -
 Acquisition of minority interest . . . . . . . . . . . . . . . . . . . . . .          (5,479)            -
 Decrease in long-term restricted cash  . . . . . . . . . . . . . . . . . . .            (637)           357
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,294              -
                                                                                   ----------     ----------
         Net cash provided by (used in) investing activities  . . . . . . . .         125,984         (7,887)
                                                                                   ----------     ----------

Cash flows from financing activities:
 Partners' contributed capital  . . . . . . . . . . . . . . . . . . . . . . .          26,502              -
 Partners' capital distributions  . . . . . . . . . . . . . . . . . . . . . .         (42,572)             -
 Decrease (increase) in receivables from affiliates . . . . . . . . . . . . .             620        (10,529)
 Increase in  payables to affiliates  . . . . . . . . . . . . . . . . . . . .          22,201         17,423
 Decrease in payable to minority interest . . . . . . . . . . . . . . . . . .            (218)            -
 Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . . . .           2,500          9,675
 Repayment of long-term debt and capital lease obligations  . . . . . . . . .        (148,078)        (9,924)
                                                                                   ----------     ----------
         Net cash provided by (used in) financing activities  . . . . . . . .        (139,045)         6,645
                                                                                   ----------     ----------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .            (704)         5,791
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .           3,708          9,673
                                                                                   ----------     ----------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .      $    3,004     $   15,464
                                                                                   ==========     ==========

Note to Condensed Combined Financial Information:

(1) The foregoing condensed combined financial information includes GHALP Corporation, Waterfront Management Corporation, WHCMB, Inc., Wyndham Management Corporation, Wyndham Hotels & Resorts (Aruba) N.V., WHC Vinings Corporation, WH Interest, Inc., Wyndham IP Corporation, Rose Hall Associates, L.P., XERXES Limited, WHC Caribbean, Ltd., WHC Development Corporation, WHC Franchise Corporation, WHCMB Overland Park, Inc., WHCMB, Toronto, Inc., WHC Columbus Corporation, Wyndham Hotels & Resorts Management Ltd. and a management subsidiary for a non-branded hotel. They all are wholly-owned subsidiaries of the Company at June 30, 1997.

9. SUBSEQUENT EVENTS:

    On July 31, 1997, the Company acquired Kansas City-based ClubHouse Hotels, Inc., ("ClubHouse") a privately held chain of 17 hotels operating in the mid-scale segment of the lodging industry. The acquisition added 2,456 rooms, or approximately 10% to the Company's current portfolio of 24,949 rooms open or under construction. In connection with the acquisition of ClubHouse, the Company acquired direct or indirect ownership of 13 additional hotels, ownership of partial interests in three additional hotels managed by ClubHouse, ownership of the ClubHouse Inns brand name and one license for a franchised ClubHouse hotel. The terms of the merger and related transactions were reached following arms-length negotiations among the parties involved. The total consideration paid by the Company in connection with the merger and related transactions included (1) the issuance of 1,599,448 shares of common stock of the Company pursuant to the merger (with the total number of shares issuable subject to a working capital adjustment to be made in the future), (2) the assumption of approximately $23.5 million of debt and (3) the payment of approximately $55.6 million in cash. The funds necessary to pay cash were borrowed under the Company's revolving credit facility with Bankers Trust Company, as agent for a group of financial institutions.

         In connection with the acquisition of ClubHouse, the Company amended the revolving credit facility to (i) increase the aggregate amount of the credit facility by $50 million to a total of $150.0 million, (ii) make certain revisions to the method of calculating the borrowing base, (iii) amend certain financial covenants, (iv) permit the Company to make certain debt and equity investments and (v) make certain other amendments.

         On July 25, 1997, the Company agreed to the termination of its management relationship with Homegate Hospitality Inc. ("Homegate"), which operates extended-stay hotels. The termination will be effective upon the consummation of the merger of Homegate with another company in the lodging industry. The Company will receive a $12 million payment in exchange for termination. In 1996, the Company and Homegate entered into an agreement under which the Company would manage up to 60 Homegate mid-price extended stay hotels as they were purchased or developed by Homegate prior to December 31, 1998. The Company currently manages 8 of these hotels.

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

    The following sets forth certain operating data with respect to certain hotels owned or operated by the Company or its subsidiaries:

                                                                  QUARTER ENDED           SIX MONTHS ENDED
                                                                    JUNE  30,                JUNE  30,
                                                               --------------------    ---------------------
                                                                  1996       1997        1996          1997
                                                               ---------   --------    --------     --------
TOTAL PORTFOLIO (1):
    Wyndham Hotels  . . . . . . . . . . . . . . . . . . . .         19         21          19           21
         Average Daily Rate . . . . . . . . . . . . . . . .      $102.96    $101.71     $102.61      $104.13
         Occupancy  . . . . . . . . . . . . . . . . . . . .        73.1%      73.5%       71.5%        72.6%
         Revenues Per Available Room ("RevPar") . . . . . .      $ 75.23    $ 74.75     $ 73.41      $ 75.63

    Wyndham Garden Hotels   . . . . . . . . . . . . . . . .        39         46          39            47
         Average Daily Rate . . . . . . . . . . . . . . . .      $78.02     $83.22      $79.72        $83.22
         Occupancy  . . . . . . . . . . . . . . . . . . . .       74.7%      76.0%       69.8%         71.5%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $58.27     $63.23      $55.65        $59.54

    Wyndham Resorts   . . . . . . . . . . . . . . . . . . .         5          6           5             6
         Average Daily Rate . . . . . . . . . . . . . . . .      $100.10    $122.33     $113.92       137.36
         Occupancy  . . . . . . . . . . . . . . . . . . . .        57.8%      53.9%       60.7%        59.1%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $ 57.85    $ 65.95     $ 69.11       $81.12

    Management Services   . . . . . . . . . . . . . . . . .         3          4           4             4
         Average Daily Rate . . . . . . . . . . . . . . . .      $95.90     $156.21     $93.24       $155.43
         Occupancy  . . . . . . . . . . . . . . . . . . . .       81.0%       82.4%      74.6%         79.9%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $77.73     $128.72     $69.60       $124.21

    Total   . . . . . . . . . . . . . . . . . . . . . . . .        66         77          67            78
         Average Daily Rate . . . . . . . . . . . . . . . .      $91.81     $99.22      $93.7        $101.81
         Occupancy  . . . . . . . . . . . . . . . . . . . .       72.6%      73.2%       69.9%         71.3%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $66.62     $72.63      $65.48        $72.60

COMPARABLE HOTEL GROUP (1) (2):
    Wyndham Hotels  . . . . . . . . . . . . . . . . . . . .         16         16          16           16
         Average Daily Rate . . . . . . . . . . . . . . . .      $100.56    $104.87     $101.10      $107.14
         Occupancy  . . . . . . . . . . . . . . . . . . . .        73.3%      73.6%       71.7%        72.9%
         RevPar . . . . . . . . . . . . . . . . . . . . . .       $73.75     $77.17      $72.50       $78.11

    Wyndham Garden Hotels   . . . . . . . . . . . . . . . .        38         38          38            38
         Average Daily Rate . . . . . . . . . . . . . . . .      $78.38     $84.37      $80.26        $85.16
         Occupancy  . . . . . . . . . . . . . . . . . . . .       74.4%      80.3%       69.9%         75.7%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $58.31     $67.71      $56.08        $64.48

    Wyndham Resorts   . . . . . . . . . . . . . . . . . . .         4          4           5             5
         Average Daily Rate . . . . . . . . . . . . . . . .      $105.04    $111.49     $117.14      $125.19
         Occupancy  . . . . . . . . . . . . . . . . . . . .        59.9%      58.5%       61.9%        61.7%
         RevPar . . . . . . . . . . . . . . . . . . . . . .       $62.89     $65.25      $72.5        $77.27

    Management Services   . . . . . . . . . . . . . . . . .          2         2           2            2
         Average Daily Rate . . . . . . . . . . . . . . . .      $102.76    $111.39     $99.54       $107.64
         Occupancy  . . . . . . . . . . . . . . . . . . . .        81.1%      84.2%      75.5%         79.6%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $ 83.32    $ 93.76     $75.11        $85.73

    Total   . . . . . . . . . . . . . . . . . . . . . . . .         60         60         61            61
         Average Daily Rate . . . . . . . . . . . . . . . .      $90.90     $95.81      $93.45        $98.78
         Occupancy  . . . . . . . . . . . . . . . . . . . .       72.8%      75.5%       70.0%         73.2%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $66.18     $72.32      $65.46        $72.30

COMPARABLE HOTEL GROUP - DOMESTIC HOTELS ONLY  (1) (2):
    Wyndham Hotels  . . . . . . . . . . . . . . . . . . . .         15         15          15           15
         Average Daily Rate . . . . . . . . . . . . . . . .      $100.59    $104.87     $101.12      $107.16
         Occupancy  . . . . . . . . . . . . . . . . . . . .        73.5%      74.1%       71.8%        73.4%
         RevPar . . . . . . . . . . . . . . . . . . . . . .       $73.98     $77.73      $72.63       $78.61

    Wyndham Garden Hotels   . . . . . . . . . . . . . . . .        38         38          38            38
         Average Daily Rate . . . . . . . . . . . . . . . .      $78.38     $84.37      $80.26        $85.16
         Occupancy  . . . . . . . . . . . . . . . . . . . .       74.4%      80.3%       69.9%         75.7%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $58.31     $67.71      $56.08        $64.48

    Wyndham Resorts   . . . . . . . . . . . . . . . . . . .         1          1           1             1
         Average Daily Rate . . . . . . . . . . . . . . . .      $115.30    $126.19     $103.77      $113.72
         Occupancy  . . . . . . . . . . . . . . . . . . . .        68.2%      57.6%       57.9%        53.4%
         RevPar . . . . . . . . . . . . . . . . . . . . . .       $78.64     $72.74      $60.13       $60.72

    Management Services   . . . . . . . . . . . . . . . . .          2         2           2            2
         Average Daily Rate . . . . . . . . . . . . . . . .      $102.76    $111.39     $99.54       $107.64
         Occupancy  . . . . . . . . . . . . . . . . . . . .        81.1%      84.2%      75.5%         79.6%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $ 83.32    $ 93.76     $75.11        $85.73

    Total   . . . . . . . . . . . . . . . . . . . . . . . .         56         56         56            56
         Average Daily Rate . . . . . . . . . . . . . . . .      $89.92     $94.83      $91.16        $96.41
         Occupancy  . . . . . . . . . . . . . . . . . . . .       74.1%      77.2%       70.8%         74.4%
         RevPar . . . . . . . . . . . . . . . . . . . . . .      $66.62     $73.17      $64.53        $71.71


(1)  All statistics exclude franchised hotels and Homegate hotels.
(2) The Comparable Hotel Group includes hotels that were in the portfolio for one full quarter in both periods. In instances where a hotel was not open throughout both periods being compared, the data relating to that hotel is only included for the full common fiscal quarter(s) that it was open in both periods.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data expressed as a percentage of total revenues and certain other data for each of the periods presented:

                                                             QUARTER ENDED               SIX MONTHS ENDED
                                                              JUNE  30,                      JUNE  30,
                                                         ------------------------      ---------------------
                                                            1996           1997          1996          1997
                                                         ---------       --------      --------     --------
Revenues:
 Hotel revenues . . . . . . . . . . . . . . . .              71.1%          76.7%         67.6%         78.4%
 Management fees  . . . . . . . . . . . . . . .              15.8           12.5          17.5          12.0
 Services fees  . . . . . . . . . . . . . . . .               2.4            2.3           2.9           2.2
 Reimbursements . . . . . . . . . . . . . . . .               9.8            7.2          11.4           6.8
 Other  . . . . . . . . . . . . . . . . . . . .                .9            1.3            .6            .6
                                                            -----          -----       -------         -----
          Total revenues  . . . . . . . . . . .             100.0          100.0         100.0         100.0
                                                            -----          -----       -------         -----
Operating costs and expenses:
 Hotel expenses . . . . . . . . . . . . . . . .              52.7           58.0          46.8          58.5
 Selling, general and administrative expenses .              12.4            9.7          14.1           9.9
 Equity participation expenses  . . . . . . . .               8.6             -            4.8            -
 Reimbursable expenses  . . . . . . . . . . . .               9.8            7.1          11.4           6.7
 Depreciation and amortization  . . . . . . . .               5.3            5.0           5.7           4.9
 Merger expenses  . . . . . . . . . . . . . . .                 -            5.1             -           2.6
                                                            -----          -----       -------         -----
         Total operating costs and expenses . .              88.8           84.9          82.8          82.6
                                                            -----          -----       -------         -----
Operating income  . . . . . . . . . . . . . . .              11.2           15.1          17.2          17.4
Interest expense, net . . . . . . . . . . . . .              (7.6)          (5.3)         (7.0)         (5.4)
Equity in earnings of hotel partnerships  . . .                .1             .1           1.4             -
Amortization of deferred gain . . . . . . . . .                .4             .4            .2            .3
                                                            -----          -----       -------         -----
Income before minority interests, income taxes
  and extraordinary item  . . . . . . . . . . .               4.1           10.3          11.8          12.3
Income (loss) attributable to minority interests              (.1)             -            .9             -
                                                            -----          -----       -------         -----
         Income before income taxes and
           extraordinary item . . . . . . . . .              4.2%           10.3%         10.9%         12.3%
                                                            =====          =====       =======        ======

1997 Second Quarter Compared to 1996 Second Quarter

    Total revenues increased by 57.1%, or $19.4 million, to $53.4 million in 1997 from $34.0 million in 1996. Total operating costs and expenses increased by 50.1%, or $15.2 million, to $45.4 million in 1997 from $30.2 million in 1996. The increase in total revenues and operating expenses was attributable to the consolidation of the operating results of 11 leased hotels (the "GHALP Leases") since May 2, 1996 and the addition of five new hotels. Prior to May 2, 1996, GHALP Leases were 30% owned by the Company and were accounted for using the equity method. The GHALP Leases accounted for 38.0%, or $7.4 million, of the increase in total revenues and 23.8%, or $3.6 million, of the increase in total operating costs and expenses. The increase in total revenues and operating costs and expenses was also attributable to the addition of five new hotels which accounted for 48.2%, or $9.4 million, of the increase in total revenues and 51.1%, or $7.7 million, of the increase in total operating costs and expenses.

    Hotel revenues increased by 69.5%, or $16.8 million, to $41.0 million in 1997 from $24.2 million in 1996. Approximately 43.9% of the increase, or $7.4 million, was due to the GHALP Leases. The acquisition of five new hotels accounted for 55.7%, or $9.4 million of the increase. As a percentage of total revenues, hotel revenues increased to 76.7% in 1997 compared to 71.1% in 1996.

    Revenues from management fees increased by 24.6%, or $1.3 million, to $6.7 million in 1997 from $5.4 million in 1996. Approximately $1.1 million of the increase resulted from the addition of 23 newly managed hotels between July 1, 1996 and June 30, 1997 and $877,000 resulted from improved operating results of the hotels the Company managed for both reporting periods. These increases were offset by approximately $297,000 from the loss of certain management contracts and approximately $363,000 from the elimination of revenues from GHALP Leases as a result of consolidating its operating results into the Company.

    Revenues from service fees increased by 53.3%, or approximately $430,000, to $1.2 million in 1997 from approximately $807,000 in 1996. The increase was due to approximately $472,000 of increased fees derived from central accounting, technical and purchasing services as a result of additions of new hotels and hotels under renovation. The increase was partially offset by the elimination of approximately $42,000 in fees earned from GHALP Leases as a result of consolidating its operating results into the Company.

    Reimbursements increased by 14.1%, or approximately $475,000, to $3.8 million in 1997 from $3.3 million in 1996. The increase was due to increased payments of $1.0 million for services such as administrative, information systems and the Company's marketing fund from both new and existing hotels.
The increase was offset by a reduction of approximately $440,000 in central reservation services. In September 1996, the Company entered into a service agreement with an affiliate, whereby the affiliate provides centralized reservations and property management services to all Wyndham brand hotels. The Company is no longer providing such services. The increase was also offset by the effect of eliminating approximately $138,000 in reimbursements received from GHALP Leases as a result of consolidating its operating results into the Company.

    Other revenues increased by 130.3%, or approximately $399,000, to approximately $705,000 in 1997 from $306,000 in 1996. Included in the quarter ended June 30, 1997 and 1996 were fees of $712,000 and $250,000, respectively, recognized from the termination of management contracts.

    Hotel expenses increased by 72.6%, or $13.0 million, to $31.0 million in 1997 from $18.0 million in 1996. Approximately 34.2% of the increase, or $4.5 million was due to consolidating GHALP Leases operating results into the Company. Approximately 60.2% of the increase, or $7.8 million, was the result of the addition of five new hotels. Hotel expenses during the 1996 quarter included a reduction of approximately $544,000 resulting from the write-off of a reserve for contingent liabilities as a result of the final settlement of contract assignment on one of the Company's hotel properties. Hotel expenses increased as a percentage of hotel revenues to 75.5% in 1997 from 74.2% in 1996, primarily attributable to an increase of $2.3 million in lease payments associated with the GHALP Leases and a new lease the Company entered into in January 1997. Excluding the lease payments and the reversal of contingent liabilities, the percentage of hotel expenses to hotel revenues would have been 64.5% and 67.1% for the quarter ended June 30, 1997 and 1996, respectively.

    Selling, general and administrative ("SG&A") expenses increased by 23.4%, or approximately $989,000, to $5.2 million in 1997 from $4.2 million in 1996. Of the increase, 86.0%, or approximately $851,000, was attributable to the addition of corporate management and staff personnel related to the general growth of the Company and additional costs of managing and administering a publicly held company. The balance of the increase, or approximately $138,000, was due to the increase in the provision for bad debt related to certain receivables. As a percentage of total revenues, SG&A expenses decreased to 9.7% in 1997 from 12.4% in 1996.

    The 1996 non-recurring equity participation compensation expense was fixed at the Company's initial public offering and the related partnership that held the assets of the equity participation plan was dissolved and terminated in February 1997.

    Reimbursable expenses increased by 14.1%, or approximately $500,000, to $3.8 million in 1997 from $3.3 million in 1996. The increase was due to increased costs of $1.0 million for services such as administrative, information systems and the Company's marketing fund from both new and existing hotels. The increase was offset by a reduction of approximately $440,000 in central reservation services. In September 1996, the Company entered into a service agreement with an affiliate, whereby the affiliate provides centralized reservations and property management services to all Wyndham brand hotels. The Company no longer incurs such expense. The increase was also offset by the effect of eliminating approximately $138,000 in reimbursements received from GHALP Leases as a result of consolidating its operating results into the Company. As a percentage of total revenues, reimbursable expenses decreased to 7.1% in 1997 from 9.8% in 1996.

    Depreciation and amortization expense increased by 47.4%, or approximately $852,000, to $2.6 million in 1997 from $1.8 million in 1996. The increase was due to the acquisition of property and equipment and the amortization of the acquisition costs of management contracts. The 1997 expense also reflected an increase of approximately $334,000 in the amortization of deferred debt issuance costs as a result of the Company's issuance of $100 million senior subordinated notes (the "Notes") and the revolving credit facility.

    Merger expenses of $2.7 million for 1997 represent legal expenses, investment banker fees and other professional fees incurred in connection with the proposed Patriot Merger. See Note 2 to the consolidated financial statements.

    Interest expense increased by 21.5%, or approximately $632,000, to $3.6 million in 1997 from $2.9 million in 1996, reflecting additional interest on the Notes and the revolving credit facility net of the effect of elimination of interest expense from the retirement of debt and affiliated borrowings at the Company's initial public offerings in May 1996. Interest income increased by 101.1%, or approximately $372,000, from approximately $368,000 in 1996 to $740,000 in 1997. The increase was primarily due to income of approximately $147,000 earned on a note receivable and approximately $135,000 of interest earned on security deposits related to a leased hotel. Interest income on cash and cash equivalents decreased in 1997 as the cash received from the Company's initial public offering was invested in hotel properties.

    Equity in earnings of hotel partnerships decreased from approximately $42,000 in 1996 to approximately $34,000 in 1997. Earnings from the Company's equity investment in GHALP Leases ceased following the Company's acquisition of the remaining 70% of the partnership interest in GHALP Leases on May 2, 1996. Since the acquisition, the operating results of GHALP Leases have been consolidated into the Company.

    Income attributable to minority interest was eliminated as a result of the Company's acquisition of the minority interest at its initial public offerings in May 1996.

    As a result of changes noted above, income before income taxes and extraordinary item increased by 283.6%, or $4.1 million, to $5.5 million in 1997 from $1.4 million in 1996.

    Since the Company's incorporation, income taxes have been provided in accordance with Statement of Financial Accounting Standard No. 109. Income tax benefits for the quarter ended June 30, 1996 included the effect of recording deferred income taxes arising as a result of incorporation in the amount of $13.0 million.

    The extraordinary item of $1.1 million for 1996 was a write-off of the unamortized debt costs of $1.4 million as the Company's pre-existing debt was repaid at the Company's initial public offerings, net of applicable tax of approximately $270,000.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

    Total revenues increased by 75.7%, or $45.8 million, to $106.3 million in 1997 from $60.5 million in 1996. Total operating costs and expenses increased by 75.4%, or $37.8 million, to $87.9 million in 1997 from $50.1 million in 1996. The increase in total revenues and operating expenses was attributable to the GHALP Leases and the addition of five new hotels. Prior to May 2, 1996, GHALP Leases were 30% owned by the Company and were accounted for using the equity method. The GHALP Leases accounted for 52.8%, or $24.2 million, of the increase in total revenues and 47.9%, or $18.1 million, of the increase in total operating expenses. The additions of five new hotels accounted for 38.1%, or $17.5 million, of the increase in total revenues and 41.9%, or $15.8 million, of the increase in total operating expenses.

    Hotel revenues increased by 103.7%, or $42.4 million, to $83.4 million in 1997 from $40.9 million in 1996. Approximately 57.0% of the increase, or $24.2 million, was due to the GHALP Leases. The acquisition of five new hotels accounted for 41.1%, or $17.5 million of the increase. The increase in hotel revenues was also the result of increased revenues of hotels the Company owned for both reporting periods due to an increase in revenue per available room.
As a percentage of total revenues, hotel revenues increased to 78.4% in 1997 compared to 67.6% in 1996.

    Revenues from management fees increased by 21.0%, or $2.2 million, to $12.8 million in 1997 from $10.6 million in 1996. Approximately $1.9 million of the increase resulted from the addition of 23 newly managed hotels between July 1, 1996 and June 30, 1997 and $2.2 million resulted from improved operating results of the hotels the Company managed for both reporting periods. These increases were offset by approximately $554,000 from the loss of certain management contracts and approximately $1.3 million from the elimination of revenues from GHALP Leases as a result of consolidating its operating results into the Company.

    Revenues from service fees increased by 29.6%, or approximately $525,000, to $2.3 million in 1997 from $1.8 million in 1996. The increase was due to approximately $800,000 of increased fees derived from central accounting, technical and purchasing services as a result of additions of new hotels and hotels under renovation. The increase was partially offset by the elimination of approximately $275,000 in fees earned from GHALP Leases as a result of consolidating its operating results into the Company.

    Reimbursements increased by 3.8%, or approximately $261,000, to $7.2 million in 1997 from $6.9 million in 1996. The increase was due to increased payments of $1.5 million for services such as administrative, information systems and the Company's marketing fund from both new and existing hotels.
The increase was offset by a reduction of approximately $758,000 in central reservation services. In September 1996, the Company entered into a service agreement with an affiliate, whereby the affiliate provides centralized reservations and property management services to all Wyndham brand hotels. The Company is no longer providing such services. The increase was also offset by the effect of eliminating approximately $471,000 in reimbursements received from GHALP Leases as a result of consolidating its operating results into the Company.

    Other revenues increased by 108.0%, or approximately $366,000, to approximately $705,000 in 1997 from $339,000 in 1996. Included in the six months ended June 30, 1997 and 1996 were fees of $712,000 and $250,000, respectively, recognized from the termination of management contracts.

    Hotel expenses increased by 119.6%, or $33.9 million, to $62.2 million in 1997 from $28.3 million in 1996. Approximately 52.6% of the increase, or $17.8 million was due to consolidating GHALP Leases operating results into the Company and 44.6% of the increase, or $15.1 million was the result of the addition of five new hotels. Hotel expenses during the six months of 1996 included a reduction of approximately $544,000 resulting from the write-off of a reserve for contingent liabilities as a result of the final settlement of contract assignment on one of the Company's hotel properties. Hotel expenses increased as a percentage of hotel revenues to 74.6% in 1997 from

69.2% in 1996, primarily attributable to an increase of $6.7 million in lease payments associated with the GHALP Leases and a new lease the Company entered into in January 1997. Excluding the lease payments and the reversal of contingent liabilities, the percentage of hotel expenses to hotel revenues would have been 63.9% and 65.0% for the six months ended June 30, 1997 and 1996, respectively.

    Selling, general and administrative ("SG&A") expenses increased by 24.8%, or $2.1 million, to $10.6 million in 1997 from $8.5 million in 1996. Of the increase, 81.2%, or approximately $1.7 million, was attributable to the addition of corporate management and staff personnel related to the general growth of the Company and administering a publicly held company. The balance of the increase, or approximately $396,000, was due to the increase in the provision for bad debt related to certain receivables. As a percentage of total revenues, SG&A expenses decreased to 9.9% in 1997 from 14.1% in 1996.

    The 1996 non-recurring equity participation expense was fixed at the Company's initial public offering and the related partnership that held the assets of the equity participation plan was dissolved and terminated in February 1997.

    Reimbursable expenses increased by 3.8%, or approximately $261,000, to $7.2 million in 1997 from $6.9 million in 1996. The increase was due to increased costs of $1.5 million for services such as administrative, information systems and the Company's marketing fund from both new and existing hotels. The increase was offset by a reduction of approximately $758,000 in central reservation services. In September 1996, the Company entered into a service agreement with an affiliate, whereby the affiliate provides centralized reservations and property management services to all Wyndham brand hotels. The Company no longer incurs such expense. The increase was also offset by the effect of eliminating approximately $471,000 in reimbursements received from GHALP Leases as a result of consolidating its operating results into the Company. As a percentage of total revenues, reimbursable expenses decreased to 6.8% in 1997 from 11.4% in 1996.

    Depreciation and amortization expense increased by 50.6%, or $1.7 million, to $5.2 million in 1997 from $3.5 million in 1996. The increase was due to the acquisition of property and equipment and the amortization of the acquisition costs of management contracts. The 1997 expense also reflected an increase of approximately $669,000 in the amortization of deferred debt issuance costs as a result of issuance of the Notes and the revolving credit facility.

    Merger expenses of $2.7 million for 1997 represent legal expenses, investment banker fees and other professional fees incurred in connection with the proposed Patriot Merger. See Note 2 to the consolidated financial statements.

    Interest expense increased by 40.9%, or $2.1 million, to $7.1 million in 1997 from $5.0 million in 1996, reflecting the additional interest on the Notes and the revolving credit facility net of the effect of elimination of interest expense from the retirement of debt and affiliated borrowings at the Company's initial public offerings in May 1996. Interest income increased by 71.6%, or approximately $572,000, from approximately $799,000 in 1996 to $1.4 million in 1997. The increase was primarily due to income of approximately $309,000 earned on a note receivable and approximately $282,000 of interest earned on a security deposits related to a leased hotel. Interest income on cash and cash equivalents decreased in 1997 as the cash received from the Company's initial public offering was invested in hotel properties.

    Equity in earnings of hotel partnerships decreased from approximately $870,000 in 1996 to zero in 1997. Earnings from the Company's equity investment in GHALP Leases ceased following the Company's acquisition of the remaining 70% of the partnership interest in GHALP Leases on May 2, 1996. Since the acquisition, the operating results of GHALP Leases have been consolidated into the Company.

    Income attributable to minority interest was eliminated as a result of the Company's acquisition of the minority interest at its initial public offerings in May 1996.

    As a result of changes noted above, income before income taxes and extraordinary item increased by 98.0%, or $6.5 million, to $13.1 million in 1997 from $6.6 million in 1996.

    Since the Company's incorporation, income taxes have been provided in accordance with Statement of Financial Accounting Standard No. 109. Income tax benefits for the six months ended June 30, 1996 included the effect of recording deferred income taxes arising as a result of incorporation in the amount of $13.0 million.

    The extraordinary item of $1.1 million for 1996 was a write-off of the unamortized debt costs of $1.4 million as the Company's pre-existing debt was repaid at the Company's initial public offerings, net of applicable tax of approximately $270,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital and liquidity needs include cash to finance operations, capital requirements relating to ongoing maintenance and improvements at the Company's owned and leased hotels, capital requirements associated with the Company's entry into new management contracts and improvements to the related hotel properties, hotel acquisition financing and the repayment of indebtedness.

    Since the Company's initial public offerings in May 1996, the Company has met its capital and liquidity needs with cash generated from operations, net proceeds from initial public offerings and amounts available under the revolving credit facility. In July 1997, in connection with the ClubHouse acquisition, the revolving credit facility was increased to $150 million. At June 30, 1997, the outstanding balance under the revolving credit facility totaled $21.0 million plus a letter of credit of $9.8 million. As a result of the ClubHouse acquisition, an additional $55.0 million was drawn to fund the cash portion of the acquisition. After giving effect to the increase in the revolving credit facility and the borrowing associated with the ClubHouse acquisition, the aggregate principal amount still available for borrowings under the revolving credit facility at June 30, 1997 would have been $60.0 million.

    During the six months ended June 30, 1997, the Company generated cash in operating activities of $5.9 million as compared to cash used from operations of $2.1 million in the 1996 period. The increase is primarily due to a $13.6 million security deposit payment during the six months of 1996. During the six months ended June 30, 1997, the Company made a security deposit of $7.8 million on a leased property and incurred merger expenses totaling $2.7 million in connection with the Patriot Merger.

    The Company has the following anticipated capital commitments. Pursuant to the terms of a management agreement in which the Company has a 30% ownership interest, the Company has committed to fund up to $2.5 million for the renovation of the hotel property. As of June 30, 1997, the Company has made advances of approximately $619,000. In addition, the Company is obligated, pursuant to the terms of a hotel management agreement, to fund a loan for hotel renovations and improvements in the aggregate amount of $6.0 million, of which $3.6 million had been funded as of June 30, 1997. Pursuant to capital lease agreements, the Company is obligated to make lease payments of $2.6 million in 1997.

    In February 1997, the Company, through a financial institution and county authority, issued revenue bonds totaling $9.7 million. The bonds were issued to refinance the existing bonds that the Company assumed in the acquisition of a Wyndham Garden Hotel. The bonds initially bear interest at a weekly rate (the "Weekly Rate Period") determined in accordance with the indenture of the bonds based on prevailing financial market conditions for revenue bonds (at June 30, 1997, such rate was 3.8%) plus a 2% credit enhancement fee, as defined in the indenture. The weekly rate may be converted to another interest rate determination method on the first business day of any calendar month at the Company's option, subject to the terms and conditions set forth in the indenture. Interest payments on the bonds are due on a periodic basis. The bonds mature in February 2023 and are subject to redemption by the Company in whole or in part during any Weekly Rate Period.

    The Company intends to retain any future earnings for use in its business and does not intend to declare any cash dividends in the foreseeable future. The Company believes that cash generated by operations will be sufficient to fund the Company's operating strategy for the foreseeable future and that any remaining cash generated by operations, together with capital available under the revolving credit facility will be adequate to fund the Company's growth strategy in the near term. The Company may seek further increases in the capital available to it under the revolving credit facility or otherwise obtain additional debt or equity financing, depending upon the amount of capital required to pursue future growth opportunities or address other needs. No assurance can be given that the amount available under the revolving credit facility will be further increased, or such additional financing will be available, on acceptable terms, if at all.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of the Company's stockholders, against the Company, Patriot and the members of the Board of Directors of the Company. The complaint alleges that the Company's Board of Directors breached its fiduciary duties owed to the Company's public stockholders in connection with the Board of Director's approval of the Patriot Merger. In particular, the complaint alleges that the Patriot Merger was negotiated at the expense of the Company's public stockholders, and that the Company's Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. The complaint seeks to enjoin, preliminarily and permanently consummation of the Patriot Merger under the terms presently proposed and also seeks unspecified damages. The defendants deny the allegations in the complaint and expect to defend the action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               2.1        --    Agreement and Plan of Merger, dated as of
                                April 14, 1997, by and between Patriot American
                                Hospitality, Inc. and the Company (incorporated by reference to Exhibit Number 2.2 to Schedule
                                13D filed with the Securities and Exchange
                                Commission on April 24, 1997 on behalf of CF
                                Securities, L.P.) The "Disclosure Letters" referred to in the Agreement and Plan of Merger are omitted, as they constitute "schedules" within the meaning of Item 601 of Regulation
                                S-K.  The Company undertakes to furnish
                                supplementally such Disclosure Letters to the Commission upon request.

               3.1        --    Amended and Restated Certificate of
                                Incorporation of the Company (Incorporated by reference to exhibit number 3.1 in Amendment No.
                                1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               3.2        --    Amended and Restated Bylaws of the Company
                                (Incorporated by reference to exhibit number 3.2 in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               4.1        --    Form of specimen certificate for the Common
                                Stock (Incorporated by reference to exhibit number 4.1 in Amendment No. 2 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 14, 1996).

               4.2        --    Relevant portions of Amended and Restated
                                Certificate of Incorporation (Reference is hereby made to Exhibit 3.1).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.1(a)    --    Management Agreement dated as of May 10,
                                1995 by and between Anatole Hotel Investors,
                                L.P. and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(b)    --    Form of Management Agreement dated as of
                                September 27, 1994 by and between Bedrock
                                Annapolis Investment Partners Level I, L.P. and
                                Wyndham Hotel Company Ltd. (together with attachment) (Incorporated by reference to exhibit number 10.1(b) in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on March 11, 1996).

               10.1(c)    --    Management Agreement dated as of March 10, 1988
                                by and between Franklin Plaza Associates and Wyndham Hotel Company, as amended by First
                                Amendment dated November 17, 1993 (Incorporated by reference to exhibit number 10.1(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333- 2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(d)    --    Service Agreement dated as of November 17, 1993
                                by and between Franklin Plaza Realty Limited
                                Partnership and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(e)    --    Management Agreement dated as of December 1,
                                1984 by and between Houston Greenspoint Hotel
                                Associates and Wyndham Hotel Company
                                (Incorporated by reference to exhibit number
                                10.1(e) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(f)    --    Management Agreement dated as of December 4,
                                1991 by and between Itasca Hotel Company and Wyndham Hotel Company Ltd., as amended by
                                Amendment dated March 19, 1996 (Incorporated by reference to exhibit number 10.1(f) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(g)    --    Management Agreement dated as of June 30, 1994
                                by and between Waterfront Hotel Associates, S.E.
                                and Old San Juan Management, Ltd. S.E.
                                (Incorporated by reference to exhibit number
                                10.1(g) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(h)    --    Management Agreement dated as of May 26, 1995
                                by and between Convention Center Boulevard
                                Hotel, Limited and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(h) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(i)    --    Management Agreement dated as of August 25,
                                1993 by and between Playhouse Square Hotel
                                Limited Partnership and Wyndham Hotel Company
                                Ltd. (Incorporated by reference to exhibit number 10.1(i) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               EXHIBIT
               NUMBER               DESCRIPTION

               10.1(j)    --    Management Agreement dated as of March 1, 1986
                                by and between CLC Partnership and Wyndham
                                Hotel Company, as amended by First Amendment dated June 30, 1988 (Incorporated by reference to exhibit number 10.1(j) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(k)    --    Management Agreement dated as of December 22,
                                1987 by and among Badger XVI Limited
                                Partnership, Crow Division Partners and Wyndham
                                Hotel Company, as amended by First Amendment dated February 26, 1988 (Incorporated by reference to exhibit number 10.1(k) in Amendment
                                No. 1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(l)    --    Management Agreement dated as of November 20,
                                1987 by and between Hotel and Convention Center
                                Partners I, Ltd. And Wyndham Hotel Corporation
                                II, Inc., as amended by Amendment dated November
                                1, 1993 (Incorporated by reference to exhibit number 10.1(l) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.2       --    Investment Agreement dated as of May 2, 1994
                                among The Hampstead Group, Inc., Wyndham Hotel
                                Company Ltd., The Partners in Wyndham Hotel
                                Company Ltd., and Crow Family Partnership, L.P., as amended (Incorporated by reference to exhibit number 10.2 in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.3(a)    --    Lease dated as of April 1, 1996 by and between
                                Hospitality Properties Trust and Garden Hotel
                                Associates II Limited Partnership (Incorporated by reference to exhibit number 10.3(a) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.3(b)    --    Lease Agreement dated as of March 1, 1988 by and
                                between Lincoln Island Associates No. 1, Limited and WHI Limited Partnership (Incorporated by reference to exhibit number 10.3(b) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(c)    --    Lease Agreement dated December 19, 1989 by and
                                between Rose Hall Hotel Limited and Rose Hall
                                Associates Limited Partnership (Incorporated by reference to exhibit number 10.3(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(d)    --    Sublease Agreement dated as of November 17,
                                1989 by and between Copley-Commerce-Telegraph
                                #1 Associates, as assignee of Crow-Staley-

               EXHIBIT
               NUMBER               DESCRIPTION

                                Commerce #1 Limited Partnership and Commerce
                                Hotel Partners Ltd. (Incorporated by reference to exhibit number 10.3(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(e)    --    Ground Lease dated as of March 26, 1987 by and
                                between Fred C. Boysen, Dorothy Boysen, Ted
                                Boysen and Rose Boysen and Garden Hotel
                                Associates Limited Partnership, as assignee of Ramada Hotel Operating Company as amended by
                                First Amendment dated as of May 7, 1990
                                (Incorporated by reference to exhibit number
                                10.3(e) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.3(f)    --    Lease Agreement dated as of November 26, 1990
                                by and between Tower 2001 Limited Partnership and Wyndham Hotel Company Ltd., as amended by Letter Agreement dated March 9, 1994 and Letter
                                Agreement dated March 22, 1995, and as amended by Amendment No. 1 dated as of November 30, 1995
                                (Incorporated by reference to exhibit number
                                10.3(f) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.3(g)    --    Lease Agreement dated as of January 1992 by and
                                between 475 Park Avenue South Co. and Wyndham
                                Hotel Company Ltd., as amended by Amendment of Lease dated January 30, 1995 (Incorporated by reference to exhibit number 10.3(g) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(h)    --    Sublease dated as of May 31, 1995 between Banc
                                One Mortgage Corporation and Wyndham Hotels &
                                Resorts (Incorporated by reference to exhibit number 10.3(h) in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(i)    --    Lease Agreement dated as of May 16, 1994 by and
                                between Wirtz Realty Corporation, as agent for 333 Building Corporation and Wyndham Hotel
                                Company Ltd. (Incorporated by reference to exhibit number 10.3(i) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.3(j)    --    Lease Agreement dated as of May 18, 1994 by and
                                between Columbia Executive Offices, Inc. and The
                                Inn at Semiahmoo a Wyndham Resort (Incorporated by reference to exhibit number 10.3(j) in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.3(k)    --    Lease Agreement dated as of January 8, 1997 by
                                and between HPTSLC Corporation and WHC Salt Lake
                                City Corporation (Incorporated by reference to exhibit number 10.3(k) in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-18507) filed with the Securities and Exchange Commission on January 27, 1997.).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.4       --    Master Alliance Agreement dated as of January
                                9, 1997 by and among American General
                                Hospitality Corporation, American General
                                Hospitality Operating Partnership, L.P., WHC
                                Franchise Corporation and WHC Development
                                Corporation (Incorporated by reference to exhibit number 10.4 in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-18507) filed with the Securities and Exchange Commission on January 27, 1997.).

               10.5       --    Limited Guaranty Agreement dated as of January
                                8, 1997 made by the Company for the benefit of HPTSLC Corporation Incorporated by reference to exhibit number 10.5 in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.5(a)    --    Form of Asset Management Agreement to be
                                entered into between the Company and various
                                Crow Family Real Estate Entities (Incorporated by reference to exhibit number 10.5(a) in Amendment No. 2 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 14, 1996).

               10.6(a)    --    Service Agreement, dated as of May 21, 1996,
                                by and between the Company and ISIS 2000 LP
                                (Incorporated by reference to exhibit number
                                10.6(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.6(b)    --    Service Agreement, dated as of May 21, 1996,
                                by and between the Company and Wynright
                                Insurance (Incorporated by reference to exhibit number 10.6(b) in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange
                                Commission on January 27, 1997).

               10.6(c)    --    Service Agreement, dated as of May 21, 1996,
                                by and between the Company and CW Synergistech, LP (Incorporated by reference to exhibit number
                                10.6(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.7       --    Indenture relating to the 10 1/2% Senior
                                Subordinated Notes due 2006 (Incorporated by reference to exhibit number 10.10 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.8       --    Stockholders' Agreement ("Stockholders'
                                Agreement") among Wyndham Hotel Corporation and the Stockholders listed on the signature pages thereof (Incorporated by reference to exhibit number 10.13 in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.9       --    Registration Rights Agreement among Wyndham
                                Hotel Corporation and the parties identified on the signature pages thereof (Incorporated by reference to exhibit number 10.14 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.10(a)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and James D. Carreker
                                (Incorporated by reference to exhibit number
                                10.15(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(b)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Anne L. Raymond
                                (Incorporated by reference to exhibit number
                                10.15(b) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(c)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Harlan R. Crow
                                (Incorporated by reference to exhibit number
                                10.15(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(d)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Daniel A. Decker
                                (Incorporated by reference to exhibit number
                                10.15(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(e)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Susan T.
                                Groenteman (Incorporated by reference to exhibit number 10.15(e) in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.10(f)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Stanley M. Koonce,
                                Jr. (Incorporated by reference to exhibit number
                                10.15(f) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(g)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Leslie V. Bentley
                                (Incorporated by reference to exhibit number
                                10.15(g) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(h)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Robert A. Whitman
                                (Incorporated by reference to exhibit number
                                10.15(h) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.11(a)   --    6% Promissory Note made by James D. Carreker
                                (Incorporated by reference to exhibit number
                                10.16(a) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(b)   --    6% Promissory Note made by Leslie V. Bentley
                                (Incorporated by reference to exhibit number
                                10.16(b) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(c)   --    6% Promissory Note made by Eric A. Danziger
                                (Incorporated by reference to exhibit number
                                10.16(c) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.11(d)   --    6% Promissory Note made by Anne L. Raymond
                                (Incorporated by reference to exhibit number
                                10.16(d) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(e)   --    6% Promissory Note made by Stanley M. Koonce,
                                Jr. (Incorporated by reference to exhibit number
                                10.16(e) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(f)   --    6% Promissory Note made by Wyndham Employees
                                Ltd. (Incorporated by reference to exhibit number 10.16(f) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.12      --    Stockholders' Agreement Consent dated
                                September 30, 1996.

               10.13(a)   --    Wyndham Employees Savings & Retirement Plan
                                (Incorporated by reference to exhibit number
                                10.19(a) in Amendment No. 2 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 14, 1996).

               10.13(b)   --    Wyndham Hotel Corporation 1996 Long Term
                                Incentive Plan, as revised (Incorporated by reference to exhibit number 10.19(b) in Amendment No. 3 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 20, 1996).

               10.13(c)   --    Non-Employee Directors' Retainer Stock Plan, as
                                revised (Incorporated by reference to exhibit number 10.19(c) in Amendment No. 3 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 20, 1996).

               10.14      --    Operating Deficit Guaranty and Reserves
                                Agreement dated as of August 25, 1993 by and among Playhouse Square Hotel Limited
                                Partnership, Society National Bank and the
                                Lenders (Incorporated by reference to exhibit number 10.22 in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.15      --    Registration Rights Agreement dated as of
                                September 30, 1996 between the Company and Smith
                                Barney, Inc. (Incorporated by reference to exhibit No. 10.15 to the Company's Annual
                                Report on Form 10-K for the year ended December
                                31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

               10.16      --    Registration Rights Agreement dated as of April
                                29, 1996 between the Company and General
                                Electric Investment Corporation (Incorporated by reference to exhibit No. 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27,
                                1997).

               10.17      --    Promissory Note dated April 15, 1995 between
                                the Company and WFLP (Incorporated by reference to exhibit No. 10.17 to the Company's Annual
                                Report on Form 10-K for the year ended December
                                31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

               10.18      --    Computerized Reservation Service Agreement
                                between ISIS 2000 and the Company (Incorporated by reference to exhibit number 10.28 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.19      --    Indemnification Agreements by and between
                                Elise Turner as an Officer of GHMB, Inc.; MBAH,
                                Inc.; CHMB, Inc.; Waterfront Management
                                Corporation; PSMB, Inc.; MTMB, Inc.; MDMB, Inc.;
                                AMMB, Inc.; OHMB, Inc.; WNMB, Inc.; MBWD, Inc.;
                                MBWH, Inc.; and BHMB, Inc., which Corporations are the Holders of Liquor Licenses, and Wyndham
                                Management Corporation (Incorporated by
                                reference to exhibit number 10.29 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.20      --    Senior Secured Revolving Credit Agreement (the
                                "Credit Agreement") among Wyndham Hotel
                                Corporation, The Lenders Party Thereto and
                                Bankers Trust Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996).

               10.21      --    Management Contract between Homegate
                                Hospitality, Inc. and the Company, dated August
                                26, 1996 (incorporated by reference to Exhibit
                                No. 10.1 of the Company's Quarterly Report on
                                Form 10-Q for the Quarter ended September 30,
                                1996).

               10.22      --    Proxy Agreement, dated as of April 14, 1997,
                                by and between Patriot American Hospitality, Inc. and CF Securities, L.P., James D. Carreker,
                                Leslie V. Bentley, Anne L. Raymond, Stanley M.
                                Koonce, Jr. And the Company (incorporated by reference to Exhibit Number 10.1 to Schedule 13D filed with the Securities and Exchange
                                Commission on April 24, 1997 on behalf of CF
                                Securities, L.P.).

               10.23      --    Asset Management Agreements between Wyndham
                                Hotel Corporation and Playhouse Square Hotel
                                L.P. and the other Parties Listed on Schedule A attached thereto (incorporated by reference to Exhibit Number 10.23 in the Company's Quarterly
                                Report on Form 10-Q for the Quarter ended March
                                31, 1997).

               10.24      --    Indemnification Agreements between the Company
                                and Susan R. Bolger and the other Parties Listed on Schedule A attached thereto (incorporated by reference to Exhibit Number 10.24 in the Company's Quarterly Report on Form 10-Q for the
                                Quarter ended March 31, 1997).

               10.25      --    Capital Contribution Note dated as of December
                                22, 1995 by and between Pleasanton Hotel
                                Partners, L.P. and the Company (Incorporated by reference to Exhibit Number 10.18(a) in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.26      --    Capital Contribution Note dated as of October
                                2, 1995 by and between WHC- LG Hotel Partners and the Company (Incorporated by reference to Exhibit Number 10.18(b) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996)

               10.27      --    Capital Contribution Note dated as of May 26,
                                1995 by and between New Orleans Hotel I, L.P.
                                and the Company (Incorporated by reference to Exhibit No. 10.18(c) in Amendment No. 1 to the
                                Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.28      --    FF&E Contract, dated June 30, 1994, by and
                                between Wyndham Hotel Company Ltd. and
                                Waterfront Hotel Associates, S.E., as amended
                                (incorporated by reference to Exhibit Number
                                10.28 in the Company's Quarterly Report on Form
                                10-Q for the Quarter ended March 31, 1997).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.29      --    FF&E and Technical Services Contract, dated May
                                26, 1995, by and between Wyndham Hotel Company
                                Ltd. And Convention Center Boulevard Hotel,
                                Limited (incorporated by reference to Exhibit
                                Number 10.29 in the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31,
                                1997).

               10.30      --    Corporate Guaranty Agreements by Wyndham Hotel
                                Corporation on behalf of ISIS 2000 Limited
                                Partnership for the benefit of Banc One Leasing
                                Corporation, including Master Agreement and
                                Schedule of Additional Guaranty Agreements
                                (incorporated by reference to Exhibit Number
                                10.30 in the Company's Quarterly Report on Form
                                10-Q/A for the Quarter ended March 31, 1997).

               10.31      --    Guarantor Agreement, dated May 26, 1995 by and
                                among Convention Center Boulevard Hotel, Ltd., the Company, Darryl D. Berger and Roger H. Ogden
                                (incorporated by reference to Exhibit Number
                                10.31 in the Company's Quarterly Report on Form
                                10-Q for the Quarter ended March 31, 1997).

               10.32      --    Corporate Guaranty Agreement, dated May 15,
                                1996, by Wyndham Hotel Corporation on behalf of ISIS 2000 Limited Partnership for the benefit of IBM Credit Corporation (incorporated by reference to Exhibit Number 10.32 in the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997).

               10.33      --    First Amendment to Senior Secured Revolving
                                Credit Agreement, dated as of July 30, 1997, between Wyndham Hotel Corporation, the Financial
                                Institutions party to the Credit Agreement and Bankers Trust Company.

               11         --    Computation of Earnings Per Share.

               27.1       --    Financial Data Schedule.



         (b)   Reports on Form 8-K: None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  WYNDHAM HOTEL
                                                   CORPORATION
                                    ------------------------------------------
                                                   (Registrant)


Date:    August 14, 1997            By: /S/ James D. Carreker
                                        -------------------------
                                            James D. Carreker
                                        President and Chief Executive Officer

Date:    August 14, 1997            By: /S/ Anne L. Raymond
                                        -------------------------
                                            Anne L. Raymond
                                        Chief Financial Officer, Executive
                                        Vice President and Director (Principal
                                        Financial Officer)

                               INDEX TO EXHIBITS

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               2.1        --    Agreement and Plan of Merger, dated as of
                                April 14, 1997, by and between Patriot American
                                Hospitality, Inc. and the Company (incorporated by reference to Exhibit Number 2.2 to Schedule
                                13D filed with the Securities and Exchange
                                Commission on April 24, 1997 on behalf of CF
                                Securities, L.P.) The "Disclosure Letters" referred to in the Agreement and Plan of Merger are omitted, as they constitute "schedules" within the meaning of Item 601 of Regulation
                                S-K.  The Company undertakes to furnish
                                supplementally such Disclosure Letters to the Commission upon request.

               3.1        --    Amended and Restated Certificate of
                                Incorporation of the Company (Incorporated by reference to exhibit number 3.1 in Amendment No.
                                1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               3.2        --    Amended and Restated Bylaws of the Company
                                (Incorporated by reference to exhibit number 3.2 in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               4.1        --    Form of specimen certificate for the Common
                                Stock (Incorporated by reference to exhibit number 4.1 in Amendment No. 2 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 14, 1996).

               4.2        --    Relevant portions of Amended and Restated
                                Certificate of Incorporation (Reference is hereby made to Exhibit 3.1).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.1(a)    --    Management Agreement dated as of May 10,
                                1995 by and between Anatole Hotel Investors,
                                L.P. and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(b)    --    Form of Management Agreement dated as of
                                September 27, 1994 by and between Bedrock
                                Annapolis Investment Partners Level I, L.P. and
                                Wyndham Hotel Company Ltd. (together with attachment) (Incorporated by reference to exhibit number 10.1(b) in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on March 11, 1996).

               10.1(c)    --    Management Agreement dated as of March 10, 1988
                                by and between Franklin Plaza Associates and Wyndham Hotel Company, as amended by First
                                Amendment dated November 17, 1993 (Incorporated by reference to exhibit number 10.1(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333- 2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(d)    --    Service Agreement dated as of November 17, 1993
                                by and between Franklin Plaza Realty Limited
                                Partnership and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(e)    --    Management Agreement dated as of December 1,
                                1984 by and between Houston Greenspoint Hotel
                                Associates and Wyndham Hotel Company
                                (Incorporated by reference to exhibit number
                                10.1(e) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(f)    --    Management Agreement dated as of December 4,
                                1991 by and between Itasca Hotel Company and Wyndham Hotel Company Ltd., as amended by
                                Amendment dated March 19, 1996 (Incorporated by reference to exhibit number 10.1(f) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(g)    --    Management Agreement dated as of June 30, 1994
                                by and between Waterfront Hotel Associates, S.E.
                                and Old San Juan Management, Ltd. S.E.
                                (Incorporated by reference to exhibit number
                                10.1(g) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(h)    --    Management Agreement dated as of May 26, 1995
                                by and between Convention Center Boulevard
                                Hotel, Limited and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(h) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(i)    --    Management Agreement dated as of August 25,
                                1993 by and between Playhouse Square Hotel
                                Limited Partnership and Wyndham Hotel Company
                                Ltd. (Incorporated by reference to exhibit number 10.1(i) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               EXHIBIT
               NUMBER               DESCRIPTION

               10.1(j)    --    Management Agreement dated as of March 1, 1986
                                by and between CLC Partnership and Wyndham
                                Hotel Company, as amended by First Amendment dated June 30, 1988 (Incorporated by reference to exhibit number 10.1(j) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(k)    --    Management Agreement dated as of December 22,
                                1987 by and among Badger XVI Limited
                                Partnership, Crow Division Partners and Wyndham
                                Hotel Company, as amended by First Amendment dated February 26, 1988 (Incorporated by reference to exhibit number 10.1(k) in Amendment
                                No. 1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(l)    --    Management Agreement dated as of November 20,
                                1987 by and between Hotel and Convention Center
                                Partners I, Ltd. And Wyndham Hotel Corporation
                                II, Inc., as amended by Amendment dated November
                                1, 1993 (Incorporated by reference to exhibit number 10.1(l) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.2       --    Investment Agreement dated as of May 2, 1994
                                among The Hampstead Group, Inc., Wyndham Hotel
                                Company Ltd., The Partners in Wyndham Hotel
                                Company Ltd., and Crow Family Partnership, L.P., as amended (Incorporated by reference to exhibit number 10.2 in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.3(a)    --    Lease dated as of April 1, 1996 by and between
                                Hospitality Properties Trust and Garden Hotel
                                Associates II Limited Partnership (Incorporated by reference to exhibit number 10.3(a) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.3(b)    --    Lease Agreement dated as of March 1, 1988 by and
                                between Lincoln Island Associates No. 1, Limited and WHI Limited Partnership (Incorporated by reference to exhibit number 10.3(b) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(c)    --    Lease Agreement dated December 19, 1989 by and
                                between Rose Hall Hotel Limited and Rose Hall
                                Associates Limited Partnership (Incorporated by reference to exhibit number 10.3(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(d)    --    Sublease Agreement dated as of November 17,
                                1989 by and between Copley-Commerce-Telegraph
                                #1 Associates, as assignee of Crow-Staley-

               EXHIBIT
               NUMBER               DESCRIPTION

                                Commerce #1 Limited Partnership and Commerce
                                Hotel Partners Ltd. (Incorporated by reference to exhibit number 10.3(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(e)    --    Ground Lease dated as of March 26, 1987 by and
                                between Fred C. Boysen, Dorothy Boysen, Ted
                                Boysen and Rose Boysen and Garden Hotel
                                Associates Limited Partnership, as assignee of Ramada Hotel Operating Company as amended by
                                First Amendment dated as of May 7, 1990
                                (Incorporated by reference to exhibit number
                                10.3(e) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.3(f)    --    Lease Agreement dated as of November 26, 1990
                                by and between Tower 2001 Limited Partnership and Wyndham Hotel Company Ltd., as amended by Letter Agreement dated March 9, 1994 and Letter
                                Agreement dated March 22, 1995, and as amended by Amendment No. 1 dated as of November 30, 1995
                                (Incorporated by reference to exhibit number
                                10.3(f) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.3(g)    --    Lease Agreement dated as of January 1992 by and
                                between 475 Park Avenue South Co. and Wyndham
                                Hotel Company Ltd., as amended by Amendment of Lease dated January 30, 1995 (Incorporated by reference to exhibit number 10.3(g) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(h)    --    Sublease dated as of May 31, 1995 between Banc
                                One Mortgage Corporation and Wyndham Hotels &
                                Resorts (Incorporated by reference to exhibit number 10.3(h) in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(i)    --    Lease Agreement dated as of May 16, 1994 by and
                                between Wirtz Realty Corporation, as agent for 333 Building Corporation and Wyndham Hotel
                                Company Ltd. (Incorporated by reference to exhibit number 10.3(i) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.3(j)    --    Lease Agreement dated as of May 18, 1994 by and
                                between Columbia Executive Offices, Inc. and The
                                Inn at Semiahmoo a Wyndham Resort (Incorporated by reference to exhibit number 10.3(j) in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.3(k)    --    Lease Agreement dated as of January 8, 1997 by
                                and between HPTSLC Corporation and WHC Salt Lake
                                City Corporation (Incorporated by reference to exhibit number 10.3(k) in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-18507) filed with the Securities and Exchange Commission on January 27, 1997.).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.4       --    Master Alliance Agreement dated as of January
                                9, 1997 by and among American General
                                Hospitality Corporation, American General
                                Hospitality Operating Partnership, L.P., WHC
                                Franchise Corporation and WHC Development
                                Corporation (Incorporated by reference to exhibit number 10.4 in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-18507) filed with the Securities and Exchange Commission on January 27, 1997.).

               10.5       --    Limited Guaranty Agreement dated as of January
                                8, 1997 made by the Company for the benefit of HPTSLC Corporation Incorporated by reference to exhibit number 10.5 in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.5(a)    --    Form of Asset Management Agreement to be
                                entered into between the Company and various
                                Crow Family Real Estate Entities (Incorporated by reference to exhibit number 10.5(a) in Amendment No. 2 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 14, 1996).

               10.6(a)    --    Service Agreement, dated as of May 21, 1996,
                                by and between the Company and ISIS 2000 LP
                                (Incorporated by reference to exhibit number
                                10.6(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.6(b)    --    Service Agreement, dated as of May 21, 1996,
                                by and between the Company and Wynright
                                Insurance (Incorporated by reference to exhibit number 10.6(b) in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange
                                Commission on January 27, 1997).

               10.6(c)    --    Service Agreement, dated as of May 21, 1996,
                                by and between the Company and CW Synergistech, LP (Incorporated by reference to exhibit number
                                10.6(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.7       --    Indenture relating to the 10 1/2% Senior
                                Subordinated Notes due 2006 (Incorporated by reference to exhibit number 10.10 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.8       --    Stockholders' Agreement ("Stockholders'
                                Agreement") among Wyndham Hotel Corporation and the Stockholders listed on the signature pages thereof (Incorporated by reference to exhibit number 10.13 in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.9       --    Registration Rights Agreement among Wyndham
                                Hotel Corporation and the parties identified on the signature pages thereof (Incorporated by reference to exhibit number 10.14 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.10(a)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and James D. Carreker
                                (Incorporated by reference to exhibit number
                                10.15(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(b)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Anne L. Raymond
                                (Incorporated by reference to exhibit number
                                10.15(b) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(c)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Harlan R. Crow
                                (Incorporated by reference to exhibit number
                                10.15(c) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(d)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Daniel A. Decker
                                (Incorporated by reference to exhibit number
                                10.15(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(e)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Susan T.
                                Groenteman (Incorporated by reference to exhibit number 10.15(e) in the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.10(f)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Stanley M. Koonce,
                                Jr. (Incorporated by reference to exhibit number
                                10.15(f) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(g)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Leslie V. Bentley
                                (Incorporated by reference to exhibit number
                                10.15(g) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.10(h)   --    Indemnification Agreement by and between
                                Wyndham Hotel Corporation and Robert A. Whitman
                                (Incorporated by reference to exhibit number
                                10.15(h) in the Company's Registration Statement on Form S-1 (Reg. No. 333-18507) filed with the
                                Securities and Exchange Commission on January
                                27, 1997).

               10.11(a)   --    6% Promissory Note made by James D. Carreker
                                (Incorporated by reference to exhibit number
                                10.16(a) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(b)   --    6% Promissory Note made by Leslie V. Bentley
                                (Incorporated by reference to exhibit number
                                10.16(b) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(c)   --    6% Promissory Note made by Eric A. Danziger
                                (Incorporated by reference to exhibit number
                                10.16(c) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.11(d)   --    6% Promissory Note made by Anne L. Raymond
                                (Incorporated by reference to exhibit number
                                10.16(d) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(e)   --    6% Promissory Note made by Stanley M. Koonce,
                                Jr. (Incorporated by reference to exhibit number
                                10.16(e) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.11(f)   --    6% Promissory Note made by Wyndham Employees
                                Ltd. (Incorporated by reference to exhibit number 10.16(f) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.12      --    Stockholders' Agreement Consent dated
                                September 30, 1996.

               10.13(a)   --    Wyndham Employees Savings & Retirement Plan
                                (Incorporated by reference to exhibit number
                                10.19(a) in Amendment No. 2 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 14, 1996).

               10.13(b)   --    Wyndham Hotel Corporation 1996 Long Term
                                Incentive Plan, as revised (Incorporated by reference to exhibit number 10.19(b) in Amendment No. 3 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 20, 1996).

               10.13(c)   --    Non-Employee Directors' Retainer Stock Plan, as
                                revised (Incorporated by reference to exhibit number 10.19(c) in Amendment No. 3 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 20, 1996).

               10.14      --    Operating Deficit Guaranty and Reserves
                                Agreement dated as of August 25, 1993 by and among Playhouse Square Hotel Limited
                                Partnership, Society National Bank and the
                                Lenders (Incorporated by reference to exhibit number 10.22 in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.15      --    Registration Rights Agreement dated as of
                                September 30, 1996 between the Company and Smith
                                Barney, Inc. (Incorporated by reference to exhibit No. 10.15 to the Company's Annual
                                Report on Form 10-K for the year ended December
                                31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

               10.16      --    Registration Rights Agreement dated as of April
                                29, 1996 between the Company and General
                                Electric Investment Corporation (Incorporated by reference to exhibit No. 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27,
                                1997).

               10.17      --    Promissory Note dated April 15, 1995 between
                                the Company and WFLP (Incorporated by reference to exhibit No. 10.17 to the Company's Annual
                                Report on Form 10-K for the year ended December
                                31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

               10.18      --    Computerized Reservation Service Agreement
                                between ISIS 2000 and the Company (Incorporated by reference to exhibit number 10.28 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.19      --    Indemnification Agreements by and between
                                Elise Turner as an Officer of GHMB, Inc.; MBAH,
                                Inc.; CHMB, Inc.; Waterfront Management
                                Corporation; PSMB, Inc.; MTMB, Inc.; MDMB, Inc.;
                                AMMB, Inc.; OHMB, Inc.; WNMB, Inc.; MBWD, Inc.;
                                MBWH, Inc.; and BHMB, Inc., which Corporations are the Holders of Liquor Licenses, and Wyndham
                                Management Corporation (Incorporated by
                                reference to exhibit number 10.29 in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.20      --    Senior Secured Revolving Credit Agreement (the
                                "Credit Agreement") among Wyndham Hotel
                                Corporation, The Lenders Party Thereto and
                                Bankers Trust Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996).

               10.21      --    Management Contract between Homegate
                                Hospitality, Inc. and the Company, dated August
                                26, 1996 (incorporated by reference to Exhibit
                                No. 10.1 of the Company's Quarterly Report on
                                Form 10-Q for the Quarter ended September 30,
                                1996).

               10.22      --    Proxy Agreement, dated as of April 14, 1997,
                                by and between Patriot American Hospitality, Inc. and CF Securities, L.P., James D. Carreker,
                                Leslie V. Bentley, Anne L. Raymond, Stanley M.
                                Koonce, Jr. And the Company (incorporated by reference to Exhibit Number 10.1 to Schedule 13D filed with the Securities and Exchange
                                Commission on April 24, 1997 on behalf of CF
                                Securities, L.P.).

               10.23      --    Asset Management Agreements between Wyndham
                                Hotel Corporation and Playhouse Square Hotel
                                L.P. and the other Parties Listed on Schedule A attached thereto (incorporated by reference to Exhibit Number 10.23 in the Company's Quarterly
                                Report on Form 10-Q for the Quarter ended March
                                31, 1997).

               10.24      --    Indemnification Agreements between the Company
                                and Susan R. Bolger and the other Parties Listed on Schedule A attached thereto (incorporated by reference to Exhibit Number 10.24 in the Company's Quarterly Report on Form 10-Q for the
                                Quarter ended March 31, 1997).

               10.25      --    Capital Contribution Note dated as of December
                                22, 1995 by and between Pleasanton Hotel
                                Partners, L.P. and the Company (Incorporated by reference to Exhibit Number 10.18(a) in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.26      --    Capital Contribution Note dated as of October
                                2, 1995 by and between WHC- LG Hotel Partners and the Company (Incorporated by reference to Exhibit Number 10.18(b) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996)

               10.27      --    Capital Contribution Note dated as of May 26,
                                1995 by and between New Orleans Hotel I, L.P.
                                and the Company (Incorporated by reference to Exhibit No. 10.18(c) in Amendment No. 1 to the
                                Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.28      --    FF&E Contract, dated June 30, 1994, by and
                                between Wyndham Hotel Company Ltd. and
                                Waterfront Hotel Associates, S.E., as amended
                                (incorporated by reference to Exhibit Number
                                10.28 in the Company's Quarterly Report on Form
                                10-Q for the Quarter ended March 31, 1997).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.29      --    FF&E and Technical Services Contract, dated May
                                26, 1995, by and between Wyndham Hotel Company
                                Ltd. And Convention Center Boulevard Hotel,
                                Limited (incorporated by reference to Exhibit
                                Number 10.29 in the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31,
                                1997).

               10.30      --    Corporate Guaranty Agreements by Wyndham Hotel
                                Corporation on behalf of ISIS 2000 Limited
                                Partnership for the benefit of Banc One Leasing
                                Corporation, including Master Agreement and
                                Schedule of Additional Guaranty Agreements
                                (incorporated by reference to Exhibit Number
                                10.30 in the Company's Quarterly Report on Form
                                10-Q/A for the Quarter ended March 31, 1997).

               10.31      --    Guarantor Agreement, dated May 26, 1995 by and
                                among Convention Center Boulevard Hotel, Ltd., the Company, Darryl D. Berger and Roger H. Ogden
                                (incorporated by reference to Exhibit Number
                                10.31 in the Company's Quarterly Report on Form
                                10-Q for the Quarter ended March 31, 1997).

               10.32      --    Corporate Guaranty Agreement, dated May 15,
                                1996, by Wyndham Hotel Corporation on behalf of ISIS 2000 Limited Partnership for the benefit of IBM Credit Corporation (incorporated by reference to Exhibit Number 10.32 in the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997).

               10.33      --    First Amendment to Senior Secured Revolving
                                Credit Agreement, dated as of July 30, 1997, between Wyndham Hotel Corporation, the Financial
                                Institutions party to the Credit Agreement and Bankers Trust Company.

               11         --    Computation of Earnings Per Share.

               27.1       --    Financial Data Schedule.