Form 10-Q/A
period 1997-03-31
WYNDHAM HOTEL CORP
filed 1997-08-29
CIK 1010471

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

         (a)   Exhibits:

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION


               2.1        --    Agreement and Plan of Merger (the "Merger
                                Agreement"), dated as of April 14, 1997, by and between Patriot American Hospitality, Inc.
                                and the Company (incorporated by reference to Exhibit Number 2.2 to Schedule 13D filed with the Securities and Exchange Commission on April
                                24, 1997 on behalf of CF Securities, L.P.) The
                                "Disclosure Letters" referred to in the
                                Agreement and Plan of Merger are omitted, as they constitute "schedules" within the meaning of Item 601 of Regulation S-K. The Company undertakes to furnish supplementally such
                                Disclosure Letters to the Commission upon request.


               3.1        --    Amended and Restated Certificate of
                                Incorporation of the Company (Incorporated by reference to exhibit number 3.1 in Amendment No.
                                1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               3.2        --    Amended and Restated Bylaws of the Company
                                (Incorporated by reference to exhibit number 3.2 in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               4.1        --    Form of specimen certificate for the Common
                                Stock (Incorporated by reference to exhibit number 4.1 in Amendment No. 2 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 14, 1996).

               4.2        --    Relevant portions of Amended and Restated
                                Certificate of Incorporation (Reference is hereby made to Exhibit 3.1).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.1(a)    --    Management Agreement dated as of May 10,
                                1995 by and between Anatole Hotel Investors,
                                L.P. and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(b)    --    Form of Management Agreement dated as of
                                September 27, 1994 by and between Bedrock
                                Annapolis Investment Partners Level I, L.P. and
                                Wyndham Hotel Company Ltd. (together with attachment) (Incorporated by reference to exhibit number 10.1(b) in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on March 11, 1996).

               10.1(c)    --    Management Agreement dated as of March 10, 1988
                                by and between Franklin Plaza Associates and Wyndham Hotel Company, as amended by First
                                Amendment dated November 17, 1993 (Incorporated by reference to exhibit number 10.1(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333- 2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(d)    --    Service Agreement dated as of November 17, 1993
                                by and between Franklin Plaza Realty Limited
                                Partnership and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(e)    --    Management Agreement dated as of December 1,
                                1984 by and between Houston Greenspoint Hotel
                                Associates and Wyndham Hotel Company
                                (Incorporated by reference to exhibit number
                                10.1(e) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(f)    --    Management Agreement dated as of December 4,
                                1991 by and between Itasca Hotel Company and Wyndham Hotel Company Ltd., as amended by
                                Amendment dated March 19, 1996 (Incorporated by reference to exhibit number 10.1(f) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(g)    --    Management Agreement dated as of June 30, 1994
                                by and between Waterfront Hotel Associates, S.E.
                                and Old San Juan Management, Ltd. S.E.
                                (Incorporated by reference to exhibit number
                                10.1(g) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(h)    --    Management Agreement dated as of May 26, 1995
                                by and between Convention Center Boulevard
                                Hotel, Limited and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(h) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(i)    --    Management Agreement dated as of August 25,
                                1993 by and between Playhouse Square Hotel
                                Limited Partnership and Wyndham Hotel Company
                                Ltd. (Incorporated by reference to exhibit number 10.1(i) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               EXHIBIT
               NUMBER               DESCRIPTION

               10.1(j)    --    Management Agreement dated as of March 1, 1986
                                by and between CLC Partnership and Wyndham
                                Hotel Company, as amended by First Amendment dated June 30, 1988 (Incorporated by reference to exhibit number 10.1(j) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(k)    --    Management Agreement dated as of December 22,
                                1987 by and among Badger XVI Limited
                                Partnership, Crow Division Partners and Wyndham
                                Hotel Company, as amended by First Amendment dated February 26, 1988 (Incorporated by reference to exhibit number 10.1(k) in Amendment
                                No. 1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(l)    --    Management Agreement dated as of November 20,
                                1987 by and between Hotel and Convention Center
                                Partners I, Ltd. And Wyndham Hotel Corporation
                                II, Inc., as amended by Amendment dated November
                                1, 1993 (Incorporated by reference to exhibit number 10.1(l) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.2       --    Investment Agreement dated as of May 2, 1994
                                among The Hampstead Group, Inc., Wyndham Hotel
                                Company Ltd., The Partners in Wyndham Hotel
                                Company Ltd., and Crow Family Partnership, L.P., as amended (Incorporated by reference to exhibit number 10.2 in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.3(a)    --    Lease dated as of April 1, 1996 by and between
                                Hospitality Properties Trust and Garden Hotel
                                Associates II Limited Partnership (Incorporated by reference to exhibit number 10.3(a) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.3(b)    --    Lease Agreement dated as of March 1, 1988 by and
                                between Lincoln Island Associates No. 1, Limited and WHI Limited Partnership (Incorporated by reference to exhibit number 10.3(b) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(c)    --    Lease Agreement dated December 19, 1989 by and
                                between Rose Hall Hotel Limited and Rose Hall
                                Associates Limited Partnership (Incorporated by reference to exhibit number 10.3(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(d)    --    Sublease Agreement dated as of November 17,
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

               10.33*     --    First Amendment to Senior Secured Revolving
                                Credit Agreement, dated as of July 30, 1997, between Wyndham Hotel Corporation, the Financial
                                Institutions party to the Credit Agreement and Bankers Trust Company.

               10.34      --    Agreement Regarding Termination of Management
                                Agreements, dated as of July 25, 1997, between Homegate Hospitality, Inc., VPS I, L.P., Prime
                                Hospitality Corp., Crow Realty Investors, L.P.
                                and Wyndham Management Corporation, Wyndham
                                Hotel Corporation and Wyndham IP Corporation
                                (including related Promissory Note).

               10.35      --    Form of Registration Rights Agreement by and
                                between Patriot American Hospitality, Inc.,
                                Patriot American Hospitality Operating Company and each of the parties signatory thereto.

               10.36      --    Ratification Agreement between Patriot American
                                Hospitality, Inc. and Wyndham Hotel
                                Corporation.

               10.37      --    Ratification Agreement between Patriot American
                                Hospitality Operating Company, formerly known as Bay Meadows Operating Company, Patriot
                                American Hospitality, Inc. and C.F. Securities,
                                L.P.

               10.38      --    Form of Cooperation Agreement between Patriot
                                American Hospitality, Inc. and Patriot American
                                Hospitality Operating Company.

               10.39      --    Form of Subscription Agreement between Wyndham
                                Hotel Corporation and Patriot American
                                Hospitality Operating Company.

               10.40      --    Letter Agreement, dated April 14, 1997, among
                                Wyndham Hotel Corporation, C.F. Securities L.P.
                                and TCF Hotels, L.P. with respect to the Merger
                                Agreement, the Stock Purchase Agreement and the
                                Omnibus Purchase and Sale Agreement.

               11*        --    Computation of Earnings Per Share.

               27.1*      --    Financial Data Schedule.

               *   Previously filed.


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



                                                  WYNDHAM HOTEL
                                                   CORPORATION
                                    ------------------------------------------
                                                   (Registrant)


Date:    August 29, 1997            By: /S/ James D. Carreker
                                        -------------------------
                                            James D. Carreker
                                        President and Chief Executive Officer

Date:    August 29, 1997            By: /S/ Anne L. Raymond
                                        -------------------------
                                            Anne L. Raymond
                                        Chief Financial Officer, Executive
                                        Vice President and Director (Principal
                                        Financial Officer)

                               INDEX TO EXHIBITS

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION


               2.1        --    Agreement and Plan of Merger (the "Merger
                                Agreement"), dated as of April 14, 1997, by and between Patriot American Hospitality, Inc.
                                and the Company (incorporated by reference to Exhibit Number 2.2 to Schedule 13D filed with the Securities and Exchange Commission on April
                                24, 1997 on behalf of CF Securities, L.P.) The
                                "Disclosure Letters" referred to in the
                                Agreement and Plan of Merger are omitted, as they constitute "schedules" within the meaning of Item 601 of Regulation S-K. The Company undertakes to furnish supplementally such
                                Disclosure Letters to the Commission upon request.


               3.1        --    Amended and Restated Certificate of
                                Incorporation of the Company (Incorporated by reference to exhibit number 3.1 in Amendment No.
                                1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               3.2        --    Amended and Restated Bylaws of the Company
                                (Incorporated by reference to exhibit number 3.2 in Amendment No. 1 to the Company's Registration
                                Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               4.1        --    Form of specimen certificate for the Common
                                Stock (Incorporated by reference to exhibit number 4.1 in Amendment No. 2 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 14, 1996).

               4.2        --    Relevant portions of Amended and Restated
                                Certificate of Incorporation (Reference is hereby made to Exhibit 3.1).

               EXHIBIT                EXHIBIT
               NUMBER               DESCRIPTION

               10.1(a)    --    Management Agreement dated as of May 10,
                                1995 by and between Anatole Hotel Investors,
                                L.P. and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(a) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(b)    --    Form of Management Agreement dated as of
                                September 27, 1994 by and between Bedrock
                                Annapolis Investment Partners Level I, L.P. and
                                Wyndham Hotel Company Ltd. (together with attachment) (Incorporated by reference to exhibit number 10.1(b) in the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on March 11, 1996).

               10.1(c)    --    Management Agreement dated as of March 10, 1988
                                by and between Franklin Plaza Associates and Wyndham Hotel Company, as amended by First
                                Amendment dated November 17, 1993 (Incorporated by reference to exhibit number 10.1(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333- 2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(d)    --    Service Agreement dated as of November 17, 1993
                                by and between Franklin Plaza Realty Limited
                                Partnership and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(d) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(e)    --    Management Agreement dated as of December 1,
                                1984 by and between Houston Greenspoint Hotel
                                Associates and Wyndham Hotel Company
                                (Incorporated by reference to exhibit number
                                10.1(e) in the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on March 11,
                                1996).

               10.1(f)    --    Management Agreement dated as of December 4,
                                1991 by and between Itasca Hotel Company and Wyndham Hotel Company Ltd., as amended by
                                Amendment dated March 19, 1996 (Incorporated by reference to exhibit number 10.1(f) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.1(g)    --    Management Agreement dated as of June 30, 1994
                                by and between Waterfront Hotel Associates, S.E.
                                and Old San Juan Management, Ltd. S.E.
                                (Incorporated by reference to exhibit number
                                10.1(g) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(h)    --    Management Agreement dated as of May 26, 1995
                                by and between Convention Center Boulevard
                                Hotel, Limited and Wyndham Hotel Company Ltd.
                                (Incorporated by reference to exhibit number
                                10.1(h) in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.1(i)    --    Management Agreement dated as of August 25,
                                1993 by and between Playhouse Square Hotel
                                Limited Partnership and Wyndham Hotel Company
                                Ltd. (Incorporated by reference to exhibit number 10.1(i) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               EXHIBIT
               NUMBER               DESCRIPTION

               10.1(j)    --    Management Agreement dated as of March 1, 1986
                                by and between CLC Partnership and Wyndham
                                Hotel Company, as amended by First Amendment dated June 30, 1988 (Incorporated by reference to exhibit number 10.1(j) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(k)    --    Management Agreement dated as of December 22,
                                1987 by and among Badger XVI Limited
                                Partnership, Crow Division Partners and Wyndham
                                Hotel Company, as amended by First Amendment dated February 26, 1988 (Incorporated by reference to exhibit number 10.1(k) in Amendment
                                No. 1 to the Company's Registration Statement on
                                Form S-1 (Reg. No. 333-2214) filed with the
                                Securities and Exchange Commission on May 1,
                                1996).

               10.1(l)    --    Management Agreement dated as of November 20,
                                1987 by and between Hotel and Convention Center
                                Partners I, Ltd. And Wyndham Hotel Corporation
                                II, Inc., as amended by Amendment dated November
                                1, 1993 (Incorporated by reference to exhibit number 10.1(l) in Amendment No. 1 to the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

               10.2       --    Investment Agreement dated as of May 2, 1994
                                among The Hampstead Group, Inc., Wyndham Hotel
                                Company Ltd., The Partners in Wyndham Hotel
                                Company Ltd., and Crow Family Partnership, L.P., as amended (Incorporated by reference to exhibit number 10.2 in Amendment No. 1 to the Company's
                                Registration Statement on Form S-1 (Reg. No.
                                333-2214) filed with the Securities and Exchange
                                Commission on May 1, 1996).

               10.3(a)    --    Lease dated as of April 1, 1996 by and between
                                Hospitality Properties Trust and Garden Hotel
                                Associates II Limited Partnership (Incorporated by reference to exhibit number 10.3(a) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-18507) filed with the Securities and Exchange Commission on January 27, 1997).

               10.3(b)    --    Lease Agreement dated as of March 1, 1988 by and
                                between Lincoln Island Associates No. 1, Limited and WHI Limited Partnership (Incorporated by reference to exhibit number 10.3(b) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(c)    --    Lease Agreement dated December 19, 1989 by and
                                between Rose Hall Hotel Limited and Rose Hall
                                Associates Limited Partnership (Incorporated by reference to exhibit number 10.3(c) in the Company's Registration Statement on Form S-1
                                (Reg. No. 333-2214) filed with the Securities and Exchange Commission on March 11, 1996).

               10.3(d)    --    Sublease Agreement dated as of November 17,
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

               10.33*     --    First Amendment to Senior Secured Revolving
                                Credit Agreement, dated as of July 30, 1997, between Wyndham Hotel Corporation, the Financial
                                Institutions party to the Credit Agreement and Bankers Trust Company.

               10.34      --    Agreement Regarding Termination of Management
                                Agreements, dated as of July 25, 1997, between Homegate Hospitality, Inc., VPS I, L.P., Prime
                                Hospitality Corp., Crow Realty Investors, L.P.
                                and Wyndham Management Corporation, Wyndham
                                Hotel Corporation and Wyndham IP Corporation
                                (including related Promissory Note).

               10.35      --    Form of Registration Rights Agreement by and
                                between Patriot American Hospitality, Inc.,
                                Patriot American Hospitality Operating Company and each of the parties signatory thereto.

               10.36      --    Ratification Agreement between Patriot American
                                Hospitality, Inc. and Wyndham Hotel
                                Corporation.

               10.37      --    Ratification Agreement between Patriot American
                                Hospitality Operating Company, formerly known as Bay Meadows Operating Company, Patriot
                                American Hospitality, Inc. and C.F. Securities,
                                L.P.

               10.38      --    Form of Cooperation Agreement between Patriot
                                American Hospitality, Inc. and Patriot American
                                Hospitality Operating Company.

               10.39      --    Form of Subscription Agreement between Wyndham
                                Hotel Corporation and Patriot American
                                Hospitality Operating Company.

               10.40      --    Letter Agreement, dated April 14, 1997, among
                                Wyndham Hotel Corporation, C.F. Securities L.P.
                                and TCF Hotels, L.P. with respect to the Merger
                                Agreement, the Stock Purchase Agreement and the
                                Omnibus Purchase and Sale Agreement.

               11*        --    Computation of Earnings Per Share.

               27.1*      --    Financial Data Schedule.


               * Previously filed.