Form 10-Q
period 1997-09-30
WYNDHAM HOTEL CORP
filed 1997-11-14
CIK 1010471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the transition from                     to
                         ------------------    -----------------

Commission file number           1-11723
                         ------------------------

                            WYNDHAM HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)




             Delaware                                     75-2636072
-------------------------------                       -------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


     2001 Bryan Street, Suite 2300
            Dallas, Texas                                   75201
----------------------------------------                  ----------
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

                                                 YES  [X]       NO    [ ]

The number of shares outstanding of the issuer's common stock as of November 12, 1997: Common Stock, $.01 par value - 21,618,310 shares.

                            WYNDHAM HOTEL CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets - December 31, 1996 and September 30, 1997....................................      3
Consolidated Statements of Income - Quarter and Nine Months Ended September 30, 1996 and 1997.............      4
Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1997.....................      5
Notes to Consolidated Financial Statements................................................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview..................................................................................................      14
Results of Operations.....................................................................................      17
Liquidity and Capital Resources...........................................................................      21

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................      22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................      22

SIGNATURES................................................................................................      32

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            WYNDHAM HOTEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                                  1996            1997
                                                                              ------------    ------------
                                                                                              (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ............................................   $     11,517    $     14,819
     Cash, restricted .....................................................            865             936
     Accounts receivable, less allowance of $941 at December 31, 1996
       and $2,063 at September 30, 1997 ...................................         13,330          15,682
     Due from affiliates ..................................................         12,686          16,484
     Inventories ..........................................................          1,430           1,887
     Deferred income taxes ................................................          1,539           1,975
     Other ................................................................          1,412           6,894
                                                                              ------------    ------------
         Total current assets .............................................         42,779          58,677
Investment in hotel partnerships ..........................................          1,125           4,092
Notes and other receivables from affiliates ...............................          7,685           8,316
Notes receivable ..........................................................          6,307           1,931
Property and equipment, net ...............................................        134,176         290,391
Management contract costs, net ............................................          7,766          10,119
Security deposits .........................................................         15,288          24,168
Deferred income taxes .....................................................         14,148          14,372
Other .....................................................................         13,688          17,376
Goodwill ..................................................................             --          20,857
                                                                              ------------    ------------
         Total assets .....................................................   $    242,962    $    450,299
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ................................   $     23,556    $     45,756
     Deposits .............................................................            959           1,652
     Deposits from affiliates .............................................            344             344
     Current portion of long-term debt and capital lease obligations ......            510           1,320
                                                                              ------------    ------------
         Total current liabilities ........................................         25,369          49,072
                                                                              ------------    ------------
Borrowings under revolving credit facility ................................             --          72,000
Long-term debt and capital lease obligations ..............................        129,944         155,666
Deferred income taxes .....................................................             --          20,970
Deferred gain .............................................................         12,065          11,511
                                                                              ------------    ------------
                                                                                   142,009         260,147
                                                                              ------------    ------------

Minority interest .........................................................             --           2,828
                                                                              ------------    ------------
Stockholders' equity:
     Common stock .........................................................            200             216
     Additional paid-in capital ...........................................         84,342         133,137
     Retained earnings ....................................................         11,714          22,668
     Receivables from affiliates ..........................................         (1,223)         (1,229)
     Notes receivable from stockholders ...................................        (19,449)        (17,138)
     Unrealized gain on securities available for sale .....................             --             790
     Foreign currency translation adjustments .............................             --            (192)
                                                                              ------------    ------------
         Total stockholders' equity .......................................         75,584         138,252
                                                                              ------------    ------------
             Total liabilities and stockholders' equity ...................   $    242,962    $    450,299
                                                                              ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            WYNDHAM HOTEL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              QUARTER ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                          ----------------------    ----------------------
                                                             1996         1997        1996          1997
                                                          ---------    ---------    ---------    ---------
                                                                            (UNAUDITED)
Revenues:
     Hotel revenues ...................................   $  30,388    $  45,310    $  71,302    $ 128,670
     Management fees ..................................       1,953        2,472        6,434        6,751
     Management fees - affiliates .....................       4,015        5,301       10,112       13,816
     Service fees .....................................         426          766        1,111        1,973
     Service fees - affiliates ........................         763          726        1,850        1,817
     Reimbursements ...................................       1,503        1,761        4,636        4,934
     Reimbursements - affiliates ......................       2,386        2,484        6,176        6,495
     Other ............................................         (19)          95          320          800
                                                          ---------    ---------    ---------    ---------
         Total revenues ...............................      41,415       58,915      101,941      165,256
                                                          ---------    ---------    ---------    ---------
Operating costs and expenses:
     Hotel expenses ...................................      23,923       34,091       52,227       96,275
     Selling, general and administrative expenses .....       4,373        5,729       12,877       16,335
     Equity participation compensation ................          --           --        2,919           --
     Reimbursable expenses ............................       1,503        1,761        4,636        4,934
     Reimbursable expenses - affiliates ...............       2,386        2,484        6,176        6,495
     Depreciation and amortization ....................       2,151        3,581        5,609        8,789
     Merger expenses ..................................          --          913           --        3,632
                                                          ---------    ---------    ---------    ---------
         Total operating costs and expenses ...........      34,336       48,559       84,444      136,460
                                                          ---------    ---------    ---------    ---------
Operating income ......................................       7,079       10,356       17,497       28,796
Interest income .......................................         539          503          982        1,371
Interest income - affiliates ..........................         180          184          536          688
Interest expense ......................................      (3,407)      (4,664)      (8,462)     (11,788)
Equity in earnings of hotel partnerships ..............          --          120          870          120
Amortization of deferred gain .........................         185          185          320          554
                                                          ---------    ---------    ---------    ---------
Income before minority interests, income taxes and
extraordinary item ....................................       4,576        6,684       11,743       19,741
Income attributable to minority interests .............          --           --          571           --
                                                          ---------    ---------    ---------    ---------
Income before income taxes and extraordinary item .....       4,576        6,684       11,172       19,741
Income tax (provision) benefits .......................      (1,807)      (3,008)      10,388       (9,240)
                                                          ---------    ---------    ---------    ---------
Income before extraordinary item ......................       2,769        3,676       21,560       10,501
Extraordinary item (less applicable income tax benefits
of $270 for 1996 and $195 for 1997, respectively ) ....          --         (298)      (1,131)        (298)
                                                          ---------    ---------    ---------    ---------
Net income ............................................   $   2,769    $   3,378    $  20,429    $  10,203
                                                          =========    =========    =========    =========
Earnings per share:
     Income before extraordinary item - primary and
     fully diluted ....................................   $     .14    $     .17    $    1.08    $     .52
     Extraordinary item ...............................          --         (.01)        (.06)        (.02)
                                                          ---------    ---------    ---------    ---------
     Net income - primary and fully diluted ...........   $     .14    $     .16    $    1.02    $     .50
                                                          =========    =========    =========    =========
Average number of common shares outstanding ...........      20,018       21,097       20,018       20,382
                                                          =========    =========    =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            WYNDHAM HOTEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         1996          1997
                                                                       ---------    ---------
                                                                            (UNAUDITED)
Cash flows from operating activities:
    Net income .....................................................   $  20,429    $  10,203
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................       5,168        7,862
      Current income taxes .........................................       2,569        8,916
      Deferred income taxes ........................................     (12,958)         129
      Provision for bad debt .......................................         628        1,283
      Amortization of deferred debt issuance costs .................         441          927
      Write-off of predecessor deferred debt issuance costs ........       1,401          493
      Amortization of deferred gain ................................        (312)        (691)
      Equity in earnings of hotel partnership ......................          --         (120)
      Equity participation compensation ............................       2,919           --
      Minority interest ............................................         571           --
      Net withdrawals from restricted cash .........................       2,196          (71)
    Changes to operating assets and liabilities:
      Accounts receivable ..........................................      (3,887)      (3,424)
      Net change in due to/from affiliates .........................     (10,405)      (3,739)
      Other ........................................................      (1,273)      (7,345)
      Accounts payable and accrued expenses ........................      10,409          471
      Deposits .....................................................      (1,672)         362
      Security deposits ............................................     (13,676)      (6,917)
                                                                       ---------    ---------
         Net cash provided by operating activities .................       2,548        8,339
                                                                       ---------    ---------
Cash flows from investing activities:
    Purchase of property and equipment .............................      (4,964)     (23,085)
    Proceeds from sale of property and equipment ...................     136,374           --
    Investments in management contracts ............................        (575)      (2,724)
    Advances on notes receivable ...................................         (11)      (1,616)
    Payment for purchase of hotels, net of cash acquired ...........     (33,470)      (8,205)
    Purchase of equity investment in hotel partnerships ............          --       (2,848)
    Acquisition of minority interest ...............................      (5,479)          --
    Increase in long-term restricted cash ..........................      (1,650)        (140)
    Collections on notes receivable ................................       1,724          137
                                                                       ---------    ---------
         Net cash provided by (used in) investing activities .......      91,949      (38,481)
                                                                       ---------    ---------
Cash flows from financing activities:
    Partners' contributed capital ..................................       4,801           --
    Partners' capital distributions ................................     (29,593)          --
    Distribution made to withdrawing partners ......................        (982)          --
    Increase in payable to minority interest .......................        (218)          --
    Proceeds from borrowings under revolving credit facility .......          --       78,750
    Repayments of revolving credit facility ........................          --       (6,750)
    Proceeds from issuance of common stock .........................      69,504           --
    Proceeds from long-term borrowings and issuance of debt ........      94,383        9,675
    Repayments of long-term borrowings and capital lease obligations    (197,516)     (51,293)
    Collections/(advances) on notes receivable from stockholders ...     (18,889)       3,062
                                                                       ---------    ---------
         Net cash provided by (used in) financing activities .......     (78,510)      33,444
                                                                       ---------    ---------
Increase in cash and cash equivalents ..............................      15,987        3,302
Cash and cash equivalents at beginning of period ...................       4,160       11,517
                                                                       ---------    ---------
Cash and cash equivalents at end of period .........................   $  20,147    $  14,819
                                                                       =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            WYNDHAM HOTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

         Wyndham Hotel Corporation ("WHC") was incorporated and formed in February 1996. The accompanying consolidated financial statements of WHC at December 31, 1996 and September 30, 1997 and for the period from May 24, 1996 through September 30, 1996 and the quarter and nine months ended September 30, 1997 include the accounts of WHC, its wholly owned subsidiaries and certain equity interests in hotel partnerships (collectively, the "Company"). Financial statements for the period from January 1, 1996 through May 24, 1996 relating to the period prior to the Company's initial public offerings include the combined accounts of WHC, its majority owned entities and a 30% owned hotel entity which was accounted for using the equity method. All significant intercompany balances and transactions have been eliminated.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at September 30, 1997 have been included. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 1996.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   PROPOSED MERGER WITH PATRIOT AMERICAN HOSPITALITY, INC.:

         On April 14, 1997, the Company entered into a merger agreement with Patriot American Hospitality, Inc. ("Patriot"), (as amended, the "Patriot Merger Agreement"), pursuant to which the Company will merge with and into the successor to Patriot ("New Patriot REIT") following Patriot's merger with and into California Jockey Club (the "Cal-Jockey Merger"), with New Patriot REIT being the surviving company (the "Patriot Merger"). Patriot also entered into a related stock purchase agreement with the principal stockholder of the Company (the "Stock Purchase Agreement"), to acquire all of such stockholder's shares of the Company's common stock (the "Stock Purchase.") The Cal-Jockey Merger was completed on July 1, 1997. As a result of the Patriot Merger and the Stock Purchase, New Patriot REIT will acquire all of the outstanding shares of common stock of the Company. Pursuant to the Patriot Merger Agreement and the Stock Purchase Agreement, each outstanding share of common stock of the Company ("Wyndham Common Stock") generally will be converted into the right to receive 1.372 shares (the "Patriot Exchange Ratio") of common stock of each of New Patriot REIT and Patriot American Hospitality Operating Company ("New Patriot Operating Company"), which shares will be paired and transferable and trade together only as a single unit (the "Paired Shares"). The Patriot Exchange Ratio is subject to adjustment in the event that the average of the closing prices of the Paired Shares on the twenty trading days preceding the fifth trading day prior to the Company's stockholders' meeting called to approve the Patriot Merger (the "Average Trading Price") is less than $21.86 per Paired Share. If the Average Trading Price is between $21.86 and $20.87 per Paired Share, the Patriot Exchange Ratio will be adjusted so that each outstanding share of Wyndham Common Stock will be converted into the right to receive a number of Paired Shares equal to $30.00 divided by the Average Trading Price. If the Average Trading Price is less than $20.87 per Paired Share, there will be no further adjustments to the Patriot Exchange Ratio, which at that point would equate to 1.438 Paired Shares per share of Wyndham Common Stock; however, in such circumstances, the Company has the right, waivable by it, to terminate the Patriot Merger Agreement without liability. In lieu of receiving Paired Shares, the Company's stockholders have the right to elect to receive cash in an amount per share equal to the Patriot Exchange Ratio (as it may be adjusted) multiplied by the average of the closing prices of the Paired Shares on the five trading days immediately preceding the closing of the Patriot Merger, up to a maximum aggregate amount of $100 million. If stockholders holding shares of Wyndham Common Stock with a value in excess of this amount elect to receive cash, such cash will be allocated on a pro rata basis among such stockholders in accordance with the Patriot Merger Agreement. In connection with the Patriot Merger, New Patriot REIT will assume the Company's existing indebtedness, which was approximately $229.0 million as of September 30, 1997.

          In connection with the execution of the Patriot Merger Agreement, Patriot also entered into agreements with partnerships affiliated with members of the Trammell Crow family providing for the acquisition by New Patriot REIT of up to 11 full-service Wyndham branded hotels with 3,072 rooms, located throughout the United States, for approximately $331.7 million in cash, plus approximately $14 million in additional consideration if two hotels meet certain operational targets (the "Crow Acquisition" and, collectively with the Patriot Merger and the Stock Purchase, the "Proposed Patriot Transactions"). The Patriot Merger and the Crow Acquisition, which will be consummated concurrently, are subject to various conditions including, without limitation, the approval of the Patriot Merger and certain of the related transactions by the stockholders of New Patriot REIT, New Patriot Operating Company and the Company. It is currently anticipated that the stockholder meetings to approve the Proposed Patriot Transactions will occur in the fourth quarter of 1997.

         On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of the Company's stockholders, against the Company and the members of the Board of Directors of the Company. The complaint also purported to name Patriot as a defendant, but Patriot has not been served with the complaint. The complaint alleges that the Company's Board of Directors breached its fiduciary duties owed to the Company's public stockholders in connection with the Board of Director's approval of the Patriot Merger. In particular, the complaint alleges that the Patriot Merger was negotiated at the expense of the Company's public stockholders, and that the Company's Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. The complaint seeks to enjoin, preliminarily and permanently, consummation of the Patriot Merger under the terms presently proposed and also seeks unspecified damages. The defendants deny the allegations in the complaint and expect to defend the action vigorously.

3.   FEDERAL INCOME TAXES:

         Since the Company's formation in 1996, federal income taxes have been provided in accordance with Statement of Financial Accounting Standards No.
     109. For the quarter and nine months ended September 30, 1996, income taxes included the effect of recording deferred income tax benefits arising as a result of the Company's incorporation in the amount of $13.0 million.

4.   EARNINGS PER SHARE:

         Earnings per share for the quarter and nine months ended September 30, 1996 and 1997 are computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

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

         The impact of the implementation of SFAS 128 on the Company's consolidated financial statements is expected to be immaterial. If SFAS 128 were adopted, basic EPS and diluted EPS would have been as follows:


                                           QUARTER ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          1996       1997       1996       1997
                                        --------   --------   --------   --------
Basic EPS:
     Income before extraordinary item       $.14      $ .17      $ .08       $.51
     Net income .....................        .14        .16       1.02        .50

Diluted EPS:
     Income before extraordinary item       $.14       $.17      $1.06       $.51
     Net income .....................        .14        .16       1.00        .49


5.   ACQUISITIONS AND RELATED BORROWINGS:

         On July 31, 1997, the Company acquired Kansas City-based ClubHouse Hotels, Inc., ("ClubHouse") a privately held chain of 17 hotels operating in the mid-scale segment of the lodging industry. The acquisition added 2,456 rooms, or approximately 10% to the Company's current portfolio of hotels open or under construction. In connection with the acquisition of ClubHouse, the Company acquired direct or indirect ownership of 13 ClubHouse hotels, ownership of partial interests in three additional managed ClubHouse hotels, ownership of the ClubHouse Inns brand name and one license for a franchised ClubHouse hotel. The terms of the merger and related transactions were reached following arms-length negotiations among the parties involved. The total consideration paid by the Company in connection with the merger and related transactions included (1) the issuance of 1,599,448 shares of common stock of the Company pursuant to the merger (with the total number of shares issuable subject to a working capital adjustment to be made in the future), (2) the assumption of approximately $23.5 million of debt and (3) the payment of approximately $55.6 million in cash. The cash portion of the purchase price was borrowed under the Company's revolving credit facility with Bankers Trust Company, as agent for a group of financial institutions.

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

         On September 26, 1997, the Company elected to fund a cash shortfall related to renovation costs and assumed a 67.5% interest in a hotel partnership, as the owner of the hotel partnership failed to fund the shortfall. The Company contributed and converted its outstanding note receivable and accrued interest thereon totaling $5.9 million to equity.

6.   MERGER EXPENSES:

         During the quarter and nine months ended September 30, 1997, the Company incurred merger expenses totaling $913,000 and $3.6 million, respectively, in connection with the Patriot Merger. These expenses were incurred for legal services, investment banker fees and certain other professional fees. If the merger is consummated, the Company will incur additional investment banker fees of approximately $4.2 million.

7.   TERMINATION OF A MANAGEMENT AGREEMENT:

         On July 25, 1997, the Company agreed to the termination of its management relationship with Homegate Hospitality Inc. ("Homegate") which operates extended-stay hotels. The termination was effective October 31, 1997 as a result of the pending merger of Homegate with another company in the lodging industry and is conditioned upon the completion of such merger. The Company will receive $12.0 million in exchange for the termination. In 1996, the Company and Homegate entered into an agreement under which the Company would manage up to 60 Homegate mid-price extended-stay hotels as they were purchased or developed by Homegate prior to December 31, 1998. The Company managed 9 of these hotels at September 30, 1997.

8.   COMMITMENTS AND CONTINGENCIES:

         Litigation has been initiated against the Company pertaining to the right to use the Wyndham name for hotel service in the New York metropolitan area. On January 29, 1996, a temporary restraining order was issued by the Supreme Court of the State of New York which, pending the outcome of a trial, prevents the Company from using the Wyndham name in the New York area. An adverse decision in the litigation could prevent the Company from operating Wyndham brand hotels or advertising the Wyndham name in connection with the operation of a Wyndham brand hotel within a 50 mile radius of a hotel in Manhattan operated under the "Wyndham" name. It is management's opinion, based on legal counsel, that the range of losses resulting from the ultimate resolution of the aforementioned claim cannot be determined. The cost of $1.3 million at September 30, 1997 for defending the trademark has been capitalized and is being amortized over 17 years, pending the ultimate resolution. An adverse decision may result in the immediate write-off of those capitalized costs.

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

         Pursuant to the terms of a management agreement with an affiliate-owned hotel under construction, the Company has undertaken certain commitments to provide furniture, fixtures and equipment for the hotel at a fixed price totaling $6.0 million. As of September 30, 1997, the Company has satisfied commitments totaling $4.8 million.

          The Company has also guaranteed to fund up to $230,000 in working capital per year for three years on a hotel in the event that the hotel generates inadequate cash flow and the Company has guaranteed $875,000 of its indebtedness. The Company has not to date been required to make any capital contribution under the guarantee.

         Pursuant to the terms of a management agreement of a hotel in which the Company has a 30% ownership interest, the Company has committed to loan up to $2.5 million for the renovation of the hotel property. The loan will bear an interest rate of 10% and will be collateralized by the outstanding partnership interest of the owners. Interest will be due monthly and principal is payable in installments beginning January 1998 based on the operating income of the hotel. As of September 30, 1997, the Company has made $619,000 of such advances. The Company also guarantees $2,340,000 in indebtedness of this hotel.

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

         The Company is subject to environmental regulations related to the ownership, management, development and acquisition of real estate (hotels). The cost of complying with the environmental regulations was not material to the Company's consolidated statements of income for the nine months ended September 30, 1996 and 1997. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on the Company's financial statements.

9.   PRO FORMA FINANCIAL INFORMATION:

         The pro forma condensed consolidated statements of income of the Company are presented as if the ClubHouse Merger had occurred on January 1, 1996. These pro forma condensed consolidated statements are presented for informational purposes only and are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor do they purport to represent the results of operations for future periods.

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       1996            1997
                                                                                    ----------      ----------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)
           Total revenues                                                           $  128,121      $  186,204
           Operating income                                                             25,319          34,102
           Income before extraordinary item                                             23,124          21,337
           Earnings before extraordinary item per common share outstanding                1.07             .56

10.  CONDENSED COMBINED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES:

         In connection with the issuance of the $100 million subordinated notes ("Notes"), all of the Company's direct and indirect subsidiaries, with the exception of a number of subsidiaries (which subsidiaries are individually and collectively inconsequential), are fully and unconditionally guaranteeing the Company's obligations under the Notes on a joint and several basis (the "Guarantor Subsidiaries"). Accordingly, the condensed combined financial information set forth below summarizes financial information for all of the Guarantor Subsidiaries on a combined basis. Separate complete financial statements and other disclosure for the Guarantor Subsidiaries have not been presented because management does not believe that such information is material to investors. The condensed combined financial information of the Guarantor Subsidiaries as of December 31, 1996 and September 30, 1997, and for the quarter and nine months ended September 30, 1996 and 1997 are presented as follows:

                             GUARANTOR SUBSIDIARIES
                        CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                            1996            1997
                                                                       ------------    ------------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents .....................................   $      9,673    $     17,725
     Cash, restricted ..............................................            865             469
     Accounts receivable, net ......................................         22,085          40,815
     Other .........................................................          2,466           4,159
                                                                       ------------    ------------
         Total current assets ......................................         35,089          63,168
Notes and other receivables from affiliates ........................          7,685           8,316
Notes receivable ...................................................          1,978           1,931
Investments in hotel partnerships ..................................             --           3,907
Property and equipment, net ........................................         61,062         190,374
Management contract costs, net .....................................          8,166          10,119
Security deposits ..................................................         15,105          24,041
Other ..............................................................          2,502           5,279
                                                                       ------------    ------------
         Total assets ..............................................   $    131,587    $    307,135
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable and accrued expenses .........................   $     18,169    $     32,139
     Deposits ......................................................          1,147           1,365
     Current portion of long-term debt and capital lease obligations            510           1,070
     Due to affiliates .............................................         42,666         164,002
                                                                       ------------    ------------
          Total current liabilities ................................         62,492         198,576
                                                                       ------------    ------------
Long-term debt and capital lease obligations .......................         29,944          52,440
                                                                       ------------    ------------
Minority interest ..................................................             --           3,369
                                                                       ------------    ------------
Stockholder's equity:
     Receivable from affiliates ....................................         (1,223)         (1,229)
     Additional paid-in capital ....................................         31,071          31,071
     Retained earnings .............................................          9,303          22,908
                                                                       ------------    ------------
         Total stockholder's equity ................................         39,151          52,750
                                                                       ------------    ------------
              Total liabilities and stockholder's equity ...........   $    131,587    $    307,135
                                                                       ============    ============

            See note to the condensed combined financial information.

                             GUARANTOR SUBSIDIARIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                         QUARTER ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                    ----------------------    ----------------------
                                                       1996         1997         1996         1997
                                                    ---------    ---------    ---------    ---------
                                                                       (UNAUDITED)
Revenues ........................................   $  33,422    $  40,441    $  82,280    $ 126,463
                                                    ---------    ---------    ---------    ---------

Operating costs and expenses ....................      25,514       34,668       61,298       97,362
Depreciation and amortization ...................       1,180        2,281        3,352        5,174
                                                    ---------    ---------    ---------    ---------
         Total operating costs and expenses .....      26,694       36,949       64,650      102,536
                                                    ---------    ---------    ---------    ---------
Operating income ................................       6,728        3,492       17,630       23,927
Interest expense, net ...........................        (338)        (596)      (2,128)      (1,079)
Equity in earnings of hotel partnerships.........          --          118          870          118
                                                    ---------    ---------    ---------    ---------
Income before minority interests, income taxes
and extraordinary item ..........................       6,390        3,014       16,372       22,966
Income (loss) attributable to minority interests           --          (15)         571          (15)
                                                    ---------    ---------    ---------    ---------
Income before income taxes and extraordinary item       6,390        3,029       15,801       22,981
Income taxes ....................................       2,524        1,197        3,325        9,078
                                                    ---------    ---------    ---------    ---------
Income before extraordinary item ................       3,866        1,832       12,476       13,903
Extraordinary item (less applicable taxes) ......          --         (298)      (1,028)        (298)
                                                    ---------    ---------    ---------    ---------
         Net income .............................   $   3,866    $   1,534    $  11,448    $  13,605
                                                    =========    =========    =========    =========



            See note to the condensed combined financial information.

                             GUARANTOR SUBSIDIARIES
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                   1996            1997
                                                               ------------    ------------
                                                                       (UNAUDITED)
Net cash provided by operating activities ..................   $      3,618    $     16,694
                                                               ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment ......................         (3,581)         (9,985)
   Sale of property and equipment ..........................        133,778              --
   Investments in management contracts .....................           (575)         (2,724)
   Advances notes receivable from affiliates ...............            (11)           (619)
   Advances on other notes receivable ......................             --             (53)
   Advances on collection on notes receivables .............             --             117
   Payment for purchase of hotels, net of cash acquired ....         (2,520)             --
   Acquisition of minority interest ........................         (5,479)             --
   Decrease (increase) in long-term restricted cash ........         (1,296)            778
   Other ...................................................          1,674              --
                                                               ------------    ------------
         Net cash provided by (used in) investing activities        121,990         (12,486)
                                                               ------------    ------------
Cash flows from financing activities:
   Partners' contributed capital ...........................         26,502              --
   Partners' capital distributions .........................        (42,572)             --
   Decrease (increase) in receivables from affiliates ......          5,327         (20,726)
   Increase in  payables to affiliates .....................         32,379          25,105
   Decrease in payable to minority interest ................           (218)             --
   Proceeds from long-term borrowings ......................          2,500           9,675
   Repayment of long-term debt and capital lease obligations       (148,195)        (10,210)
                                                               ------------    ------------
         Net cash provided by (used in) financing activities       (124,277)          3,844
                                                               ------------    ------------
Increase in cash and cash equivalents ......................          1,331           8,052
Cash and cash equivalents at beginning of period ...........          3,708           9,673
                                                               ------------    ------------
Cash and cash equivalents at end of period .................   $      5,039    $     17,725
                                                               ============    ============

Note to Condensed Combined Financial Information:

(1) The foregoing condensed combined financial information includes GHALP Corporation, Waterfront Management Corporation, WHCMB, Inc., Wyndham Management Corporation, Wyndham Hotels & Resorts (Aruba) N.V., WHC Vinings Corporation, WH Interest, Inc., Wyndham IP Corporation, Rose Hall Associates, L.P., XERXES Limited, WHC Caribbean, Ltd., WHC Development Corporation, WHC Franchise Corporation, WHCMB Overland Park, Inc., WHCMB, Toronto, Inc., WHC Columbus Corporation, Wyndham Hotels & Resorts Management Ltd., WHC Salt Lake City Corporation, WHC Airport Corporation, ClubHouse Hotels, Inc., CHMB, Inc., MBAH, Inc., PSMB, Inc., GHMB, Inc. and a management subsidiary for a non-branded hotel. They all are wholly-owned subsidiaries of the Company at September 30, 1997.

10.  SUBSEQUENT EVENTS:

     Subsequent to September 30, 1997, the Company borrowed an additional $20.5 million under the revolving credit facility. Of the amount borrowed, $6.5 million was used to fund the purchase of the remaining interest in a hotel property managed by ClubHouse of which the Company owned a 5% interest at September 30, 1997 through the ClubHouse merger. The remaining balance was used to fund renovation costs, to make security deposits on hotel properties to be acquired and leased and to make interest payment on the Company's 10 1/2% Senior Subordinated Notes due 2006.

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

     The following sets forth certain operating data with respect to certain hotels owned or operated by the Company or its subsidiaries:

                                                    Quarter Ended September 30,       Nine Months Ended September 30,
                                                ----------------------------------  ----------------------------------
                                                  1996        1997         %Change    1996        1997         %Change
                                                --------    --------       -------  --------    --------       -------
TOTAL PORTFOLIO (1):
   Wyndham Hotels ...........................      20          20                      20          21
       Average Daily Rate ...................   $  95.21    $  96.84         1.7%   $ 100.07    $ 101.71         1.6%
       Occupancy ............................      70.9%       72.8%         2.7%      71.3%       72.7%         2.0%
       Revenues Per Available Room
         ("RevPar")..........................   $  67.53    $  70.50         4.4%   $  71.38    $  73.93         3.6%

   Wyndham Garden Hotels ....................      41          46                      41          47
       Average Daily Rate ...................   $  79.97    $  82.80         3.5%   $  79.81    $  83.07         4.1%
       Occupancy ............................      75.4%       75.8%          .5%      71.7%       73.0%         1.8%
       RevPar ...............................   $  60.33    $  62.75         4.0%   $  57.27    $  60.65         5.9%

   Wyndham Resorts ..........................       4           6                       5           6
       Average Daily Rate ...................   $ 102.69    $ 115.02        12.0%   $ 110.85      129.84        17.1%
       Occupancy ............................      55.2%       59.1%         7.1%      59.1%       59.1%          --
       RevPar ...............................   $  56.64    $  67.94        20.0%   $  65.46    $  76.68        17.1%

   Management Services ......................       3           4                       4           4
       Average Daily Rate ...................   $ 125.10    $ 163.41        30.6%   $ 102.26    $ 157.96        54.5%
       Occupancy ............................      83.0%       86.1%         3.7%      76.8%       81.8%         6.5%
       RevPar ...............................   $ 103.77    $ 140.72        35.6%   $  78.55    $ 129.19        64.5%

   Total ....................................      68          76                      70          78
       Average Daily Rate ...................   $  89.83    $  96.00         6.9%   $  92.37    $  99.81         8.1%
       Occupancy ............................      72.0%       73.3%         1.8%      70.6%       72.0%         2.0%
       RevPar ...............................   $  64.64    $  70.34         8.8%   $  65.20    $  71.83        10.2%

COMPARABLE HOTEL GROUP (1) (2):

   Wyndham Hotels ...........................      17          17                      17          17
       Average Daily Rate ...................   $  92.46    $  98.62         6.7%   $  98.18    $ 104.22         6.2%
       Occupancy ............................      70.4%       72.6%         3.1%      71.3%       72.8%         2.1%
       RevPar ...............................   $  65.12    $  71.58         9.9%   $  69.97    $  75.87         8.4%

   Wyndham Garden Hotels ....................      38          38                      38          38
       Average Daily Rate ...................   $  81.31    $  83.91         3.2%   $  80.64    $  84.72         5.1%
       Occupancy ............................      75.8%       78.9%         4.1%      71.9%       76.8%         6.8%
       RevPar ...............................   $  61.67    $  66.20         7.3%   $  57.99    $  65.07        12.2%

   Wyndham Resorts ..........................       4           4                       5           5
       Average Daily Rate ...................   $ 102.69    $ 106.67         3.9%   $ 112.97    $ 119.05         5.4%
       Occupancy ............................      55.2%       66.8%        21.0%      59.8%       63.3%         5.9%
       RevPar ...............................   $  56.64    $  71.27        25.8%   $  67.53    $  75.38        11.6%

   Management Services ......................       2           2                       2           2
       Average Daily Rate ...................   $ 102.29    $ 114.88        12.3%   $ 100.52    $ 110.15         9.6%
       Occupancy ............................      82.5%       83.0%          .6%      77.8%       80.8%         3.9%
       RevPar ...............................   $  84.37    $  95.39        13.1%   $  78.22    $  88.98        13.8%

   Total ....................................      61          61                      62          62
       Average Daily Rate ...................   $  88.25    $  92.86         5.2%   $  91.66    $  96.73         5.5%
       Occupancy ............................      71.7%       75.1%         4.7%      70.6%       73.8%         4.5%
       RevPar ...............................   $  63.32    $  69.74        10.1%   $  64.73    $  71.43        10.4%

                                                      Quarter Ended September 30,         Nine Months Ended September 30,
                                                   ---------------------------------    ---------------------------------
                                                      1996        1997       %Change       1996        1997       %Change
                                                   ----------  ----------    -------    ----------  ----------    -------
COMPARABLE HOTEL GROUP - DOMESTIC HOTELS
ONLY (1) (2):

   Wyndham Hotels...........................            16          16                       16          16
       Occupancy............................       $    92.00  $    98.54       7.1%    $    98.03  $   104.21       6.3%
       RevPar...............................            70.7%       72.9%       3.1%         71.4%       73.2%       2.5%
       RevPar...............................       $    65.04  $    71.86      10.5%    $    70.03  $    76.29       8.9%

   Wyndham Garden Hotels....................            38          38                       38          38
       Average Daily Rate...................       $    81.31  $    83.91       3.2%    $    80.64  $    84.72       5.1%
       Occupancy............................            75.8%       78.9%       4.1%         71.9%       76.8%       6.8%
       RevPar...............................       $    61.67  $    66.20       7.3%    $    57.99  $    65.07      12.2%

   Wyndham Resorts..........................             1           1                        1           1
       Average Daily Rate...................       $   137.05  $   149.07       8.8%    $   117.41  $   128.72       9.6%
       Occupancy............................            79.6%       77.4%      -2.8%         65.2%       61.5%      -5.7%
       RevPar...............................       $   109.05  $   115.44       5.9%    $    76.55  $    79.16       3.4%

   Management Services......................             2           2                        2           2
       Average Daily Rate...................       $   102.29  $   114.88      12.3%    $   100.52  $   110.15       9.6%
       Occupancy............................            82.5%       83.0%        .6%         77.8%       80.8%       3.9%
       RevPar...............................       $    84.37  $    95.39      13.1%    $    78.22  $    88.98      13.8%

   Total....................................            57          57                       57          57
       Average Daily Rate...................       $    87.65  $    92.37       5.4%    $    89.93  $    95.00       5.6%
       Occupancy............................            73.6%       76.1%       3.4%         71.7%       75.0%       4.6%
       RevPar...............................       $    64.52  $    70.32       9.0%    $    64.52  $    71.23      10.4%

COMPARABLE HOTEL GROUP - DOMESTIC HOTELS
ONLY, EXCLUDING ATLANTA (1) (2) (3):

   Wyndham Hotels...........................            16          16                       16          16
       Occupancy............................       $    92.00  $    98.54       7.1%    $    98.03  $   104.21       6.3%
       RevPar...............................            70.7%       72.9%       3.1%         71.4%       73.2%       2.5%
       RevPar...............................       $    65.04  $    71.86      10.5%    $    70.03  $    76.29       8.9%

   Wyndham Garden Hotels....................            34          34                       34          34
       Average Daily Rate...................       $    77.05  $    83.74       8.7%    $    77.99  $    84.08       7.8%
       Occupancy............................            76.5%       80.3%       5.0%         71.8%       77.6%       8.1%
       RevPar...............................       $    58.95  $    67.23      14.0%    $    55.96  $    65.26      16.6%

   Wyndham Resorts..........................             1           1                        1           1
       Average Daily Rate...................       $   137.05  $   149.07       8.8%    $   117.41  $   128.72       9.6%
       Occupancy............................            79.6%       77.4%      -2.8%         65.2%       61.5%      -5.7%
       RevPar...............................       $   109.05  $    115.44      5.9%    $    76.55  $    79.16       3.4%

   Management Services......................             2           2                        2           2
       Average Daily Rate...................       $   102.29  $   114.88      12.3%    $   100.52  $   110.15       9.6%
       Occupancy............................            82.5%       83.0%        .6%         77.8%       80.8%       3.9%
       RevPar...............................       $    84.37  $    95.39      13.1%    $    78.22  $    88.98      13.8%

   Total....................................            53          53                       53          53
       Average Daily Rate...................       $    85.96  $    92.67       7.8%    $    89.23  $    95.21       6.7%
       Occupancy............................            73.8%       76.6%       3.8%         71.7%       75.3%       5.0%
       RevPar...............................       $    63.43  $    71.00      11.9%    $    63.95  $    71.65      12.0%

(1) All statistics exclude franchised hotels, Homegate hotels and ClubHouse hotels.
(2) The Comparable Hotel Group includes hotels that were in the portfolio for one full quarter in both periods. In instances where a hotel was not open throughout both periods being compared, the data relating to that hotels is only included for the full common fiscal quarter(s) that it was open in both periods.
(3) Excluding four comparable Atlanta properties, which posted higher than normal room rates in the third quarter of 1996 due to the Olympic games.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenues and certain other data for each of the periods presented:

                                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                ----------------------      ----------------------
                                                                  1996          1997          1996          1997
                                                                --------      --------      --------      --------
Revenues:
   Hotel revenues ..........................................        73.4%         76.9%         70.0%         77.9%
   Management fees .........................................        14.4          13.2          16.2          12.4
   Services fees ...........................................         2.9           2.5           2.9           2.3
   Reimbursements ..........................................         9.4           7.2          10.6           6.9
   Other ...................................................         (.1)           .2            .3            .5
                                                                --------      --------      --------      --------
          Total revenues ...................................       100.0         100.0         100.0         100.0
                                                                --------      --------      --------      --------
Operating costs and expenses:
   Hotel expenses ..........................................        57.8          57.9          51.2          58.3
   Selling, general and administrative expenses ............        10.5           9.7          12.6           9.9
   Equity participation compensation .......................          --            --           2.9            --
   Reimbursable expenses ...................................         9.4           7.2          10.6           6.9
   Depreciation and amortization ...........................         5.2           6.1           5.5           5.3
   Merger expenses .........................................          --           1.5            --           2.2
                                                                --------      --------      --------      --------
         Total operating costs and expenses ................        82.9          82.4          82.8          82.6
                                                                --------      --------      --------      --------
Operating income ...........................................        17.1          17.6          17.2          17.4
Interest expense, net ......................................        (6.5)         (6.8)         (6.8)         (5.9)
Equity in earnings of hotel partnerships ...................          --            .2            .8            .1
Amortization of deferred gain ..............................          .4            .3            .3            .3
                                                                --------      --------      --------      --------
Income before minority interests, income taxes and
extraordinary item .........................................        11.0          11.3          11.5          11.9
Income attributable to minority interests ..................          --            --            .5            --
                                                                --------      --------      --------      --------
         Income before income taxes and
           extraordinary item ..............................        11.0%         11.3%         11.0%         11.9%
                                                                ========      ========      ========      ========

1997 Third Quarter Compared to 1996 Third Quarter

     Total revenues increased by 42.3%, or $17.5 million, to $58.9 million in 1997 from $41.4 million in 1996. Total operating costs and expenses increased by 41.4%, or $14.2 million, to $48.5 million in 1997 from $34.3 million in 1996. The increase in total revenues and operating expenses was attributable to the addition of four new hotels and the acquisition of ClubHouse. The addition of four new hotels accounted for 36.5%, or $6.4 million of the increase in total revenues and 41.7%, or $5.9 million, of the increase in total operating costs and expenses. The ClubHouse merger accounted for 34.0%, or $6.0 million, and 27.4%, or $3.9 million, of the increase in total revenues and operating costs and expenses, respectively. The increase in management fees as a result of new management contracts accounted for 10.3%, or $1.8 million, of the increase in total revenues. The increase in selling, general and administrative expenses ("SG&A") and depreciation and amortization as a result of the Company's general growth and acquisition of new hotels accounted for 12.1%, or $1.7 million, of the increase in operating costs and expenses. The Company incurred merger expenses of $913,000 during the quarter in connection with the Patriot Merger which accounted for 6.4% of the increase in total operating costs and expenses.

     Hotel revenues increased by 49.1%, or $14.9 million, to $45.3 million in 1997 from $30.4 million in 1996. The ClubHouse merger accounted for 39.9%, or $6.0 million, of the increase, and the acquisition of four new hotels accounted for 42.8%, or $6.4 million, of the increase. The increase in hotel revenues from existing hotels accounted for the remaining 17.3% increase in hotel revenues. As a percentage of total revenues, hotel revenues increased to 76.9% in 1997 compared to 73.4% in 1996.

     Revenues from management fees increased by 30.2%, or $1.8 million, to $7.8 million in 1997 from $6.0 million in 1996. Approximately $742,000 of the increase resulted from the addition of 18 newly managed hotels between October 1, 1996 and September 30, 1997 and $1.3 million resulted from improved operating results of the hotels the Company managed for both reporting periods. These increases were offset by approximately $213,000 from the loss of certain management contracts.

     Revenues from service fees increased by 25.5%, or approximately $303,000, to $1.5 million in 1997 from $1.2 million in 1996. The increase was due to increased fees derived from central accounting, technical and purchasing services as a result of additions of new hotels and hotels under renovation.

     Hotel expenses increased by 42.5%, or $10.2 million, to $34.1 million in 1997 from $23.9 million in 1996. Approximately 30.3% of the increase, or $3.1 million, was due to the acquisition of ClubHouse. Approximately 55.9% of the increase, or $5.7 million, was the result of the addition of four new hotels. Hotel expenses decreased as a percentage of hotel revenues to 75.2% in 1997 from 78.7% in 1996.

     SG&A expenses increased by 31.0%, or approximately $1.4 million, to $5.7 million in 1997 from $4.4 million in 1996. Of the increase, 78.0%, or approximately $1.1 million, was attributable to the additional costs of corporate management and staff personnel and costs related to the general growth of the Company including legal, accounting, information systems and certain other costs not reimbursed by Company-managed hotels. The balance of the increase, or approximately $298,000, was due to the increase in the provision for bad debt related to certain receivables. As a percentage of total revenues, SG&A expenses decreased to 9.7% in 1997 from 10.6% in 1996.

     Depreciation and amortization expense increased by 66.5%, or $1.4 million, to $3.6 million in 1997 from $2.2 million in 1996. The increase was primarily due to the acquisition of property and equipment and the amortization of the acquisition costs of management contracts. The 1997 expense also reflected approximately $121,000 in the amortization of a noncompetition agreement and goodwill acquired in connection with the ClubHouse merger.

     Merger expenses of approximately $913,000 for 1997 represent legal expenses, investment banker fees and other professional fees incurred in connection with the proposed Patriot Merger. See Note 2 to the consolidated financial statements.

     Interest expense increased by 36.9%, or $1.3 million, to $4.7 million in 1997 from $3.4 million in 1996. The increase reflected the interest incurred on the borrowings under the revolving credit facility and the interest incurred on the debt assumed in the ClubHouse acquisition (see Note 5).

     Equity in earnings of hotel partnerships for the quarter ended September 30, 1997 represents the Company's 30% ownership interest in a hotel partnership acquired in November 1996 and partial equity interests in three hotel partnerships acquired in connection with the ClubHouse merger.

     On September 26, 1997, the Company elected to fund a cash shortfall related to renovation costs and assumed a 67.5% interest in a hotel partnership as the owner of the hotel partnership failed to fund the shortfall. The Company contributed and converted its outstanding note receivable and accrued interest thereon totaling $5.9 million to equity.

     As a result of changes noted above, income before income taxes and extraordinary item increased by 46.1%, or $2.1 million, to $6.7 million in 1997 from $4.6 million in 1996.

     The Company repaid certain existing ClubHouse debt upon the merger with ClubHouse. The related unamortized debt costs were written off and reported net of applicable taxes as an extraordinary item.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Total revenues increased by 62.1%, or $63.3 million, to $165.2 million in 1997 from $101.9 million in 1996. Total operating costs and expenses increased by 61.6%, or $52.0 million, to $136.5 million in 1997 from $84.4 million in 1996. The increase in total revenues and operating expenses was attributable to the addition of five new hotels, the consolidation of the operating results of 11 leased hotels (the "GHALP Leases") and the acquisition of ClubHouse. The addition of five new hotels accounted for 37.0%, or $23.4 million, of the increase in total revenues and 41.9%, or $21.8 million, of the increase in total operating expenses. Prior to May 2, 1996, GHALP Leases were 30% owned by the Company and were accounted for using the equity method. The GHALP Leases accounted for 39.6%, or $25.1 million, of the increase in total revenues and 35.8%, or $18.6 million, of the increase in total operating expenses. The acquisition of ClubHouse accounted for 9.4%, or $6.0 million, of the increase in total revenues and 7.5%, or $3.9 million, of the increase in total operating costs and expenses. The increase in SG&A as a result of the Company's general growth and acquisition of new hotels accounted for 6.6%, or $3.5 million of the increase in operating costs and expenses. The Company incurred merger expenses of $3.6 million during the nine months ended September 30, 1997 in connection with the Patriot Merger, which accounted for 7.0% of the increase in total operating costs and expenses.

     Hotel revenues increased by 80.5%, or $57.4 million, to $128.7 million in 1997 from $71.3 million in 1996. Approximately 10.4% of the increase, or $6.0 million, was due to the acquisition of ClubHouse. The GHALP Leases accounted for 43.8%, or $25.1 million, of the increase. The acquisition of five new hotels contributed 40.8%, or $23.4 million, of the increase. The increase in hotel revenues was also the result of increased revenues of hotels the Company owned for both reporting periods due to an increase in revenue per available room. As a percentage of total revenues, hotel revenues increased to 77.9% in 1997 compared to 69.9% in 1996.

     Revenues from management fees increased by 24.3%, or $4.0 million, to $20.6 million in 1997 from $16.5 million in 1996. Approximately $1.9 million of the increase resulted from the addition of 18 newly managed hotels between October 1, 1996 and September 30, 1997, and $4.3 million resulted from improved operating results of the hotels the Company managed for both reporting periods. These increases were offset by approximately $767,000 from the loss of certain management contracts and approximately $1.3 million from the elimination of revenues from GHALP Leases as a result of consolidating its operating results into the Company.

     Revenues from service fees increased by 28%, or approximately $829,000, to $3.8 million in 1997 from $3.0 million in 1996. The increase was due to increased fees derived from central accounting, technical and purchasing services as a result of additions of new hotels and hotels under renovation. The increase was partially offset by the elimination of approximately $275,000 in fees earned from GHALP Leases as a result of consolidating its operating results into the Company.

     Other revenues increased by 150%, or approximately $480,000, to approximately $800,000 in 1997 from $320,000 in 1996. Included in the nine months ended September 30, 1997 and 1996 were fees of $712,000 and $250,000, respectively, recognized from the termination of management contracts.

     Hotel expenses increased by 84.3%, or $44.0 million, to $96.3 million in 1997 from $52.2 million in 1996. Approximately 41.4% of the increase, or $18.2 million, was due to consolidating the GHALP Leases operating results into the Company, 7.0% of the increase, or $3.1 million, was attributable to the acquisition of ClubHouse, and 47.2% of the increase, or $20.8 million, was the result of the addition of five new hotels. Hotel expenses during the nine months of 1996 included a reduction of approximately $544,000 resulting from the write-off of a reserve for contingent liabilities as a result of the final settlement of a contract assignment on one of the Company's hotel properties. Hotel expenses increased as a percentage of hotel revenues to 74.8% in 1997 from 73.2% in 1996, primarily attributable to an increase of $7.8 million in lease payments associated with the GHALP Leases and a new lease the Company entered into in January 1997. Excluding the rent payments on the hotels under operating leases and the reversal of contingent liabilities, the percentage of hotel expenses to hotel revenues would have been 64.4% and 66.1% for the nine months ended September 30, 1997 and 1996, respectively.

     SG&A expenses increased by 26.9%, or $3.4 million, to $16.3 million in 1997 from $12.9 million in 1996. Of the increase, 85.0%, or $2.9 million, was attributable to the additional costs of corporate management and staff personnel and costs related to the general growth of the Company including legal, accounting, information systems and certain other costs not reimbursed by Company-managed hotels. The balance of the increase, or approximately $517,000, was due to the increase in the provision for bad debt related to certain receivables. As a percentage of total revenues, SG&A expenses decreased to 9.9% in 1997 from 12.6% in 1996.

     The 1996 non-recurring equity participation expense was fixed at the Company's initial public offering, and the related partnership that held the assets of the equity participation plan was dissolved and terminated in February 1997.

     Depreciation and amortization expense increased by 56.7%, or $3.2 million, to $8.8 million in 1997 from $5.6 million in 1996. The increase was primarily due to the acquisition of property and equipment and the amortization of the acquisition costs of management contracts. The 1997 expense also reflected increases of approximately $576,000 in the amortization of deferred debt issuance costs on the senior subordinated notes and the revolving credit facility and approximately $121,000 in the amortization of a noncompetition agreement and goodwill acquired in connection with the ClubHouse merger.

     Merger expenses of $3.6 million for 1997 represent legal expenses, investment banker fees and other professional fees incurred in connection with the proposed Patriot Merger. See Note 2 to the consolidated financial statements.

     Interest expense increased by 39.3%, or $3.3 million, to $11.8 million in 1997 from $8.5 million in 1996. The increase reflected the additional interest incurred on the senior subordinated notes which were not outstanding during the entire nine months of 1996, net of the effect of elimination of interest expense from the retirement of debt and affiliated borrowings. The increase also included $1.6 million incurred on the borrowings under the revolving credit facility and approximately $336,000 of interest on debt assumed in the ClubHouse merger. The total outstanding balance under the revolver was $72 million at September 30, 1997 (see Note 5). Interest income increased by 35.6%, or approximately $541,000, from approximately $1.5 million in 1996 to $2.0 million in 1997. The increase was primarily due to income of approximately $461,000 earned on a note receivable from a managed hotel and approximately $432,000 of interest earned on a security deposit related to a leased hotel. The increase was offset by the interest income on cash and cash equivalents which decreased by approximately $498,000 in 1997 as the cash received from the Company's initial public offering was invested in hotel properties.

     Equity in earnings of hotel partnerships decreased from approximately $870,000 in 1996 to $120,000 in 1997. Earnings from the Company's equity investment in the GHALP Leases ceased following the Company's acquisition of the remaining 70% of the partnership interest in the GHALP Leases on May 2, 1996. Since the acquisition, the operating results of the GHALP Leases have been consolidated into the Company. Equity in earnings of hotel partnerships in 1997 reflected the Company's 30% ownership interest in a hotel partnership which the Company acquired in November 1996 and partial equity interests in three hotel partnerships acquired in connection with the ClubHouse merger.

     Income attributable to minority interest was eliminated as a result of the Company's acquisition of the minority interest in connection with its initial public offering in May 1996. On September 26, 1997, the Company elected to fund a cash shortfall related to renovation costs and assumed a 67.5% interest in a hotel partnership, as the owner of the hotel partnership failed to fund the shortfall. The Company contributed and converted its outstanding note receivable and accrued interest thereon totaling $5.9 million to equity.

     As a result of changes noted above, income before income taxes and extraordinary item increased by 76.7%, or $8.5 million, to $19.7 million in 1997 from $11.2 million in 1996.

     Since the Company's incorporation, income taxes have been provided in accordance with Statement of Financial Accounting Standard No. 109. Income tax benefits for the nine months ended September 30, 1996 included the effect of recording deferred income taxes arising as a result of incorporation in the amount of $13.0 million.

     The extraordinary item of approximately $298,000 for 1997 and $1.1 million for 1996 were write-offs of the unamortized debt costs on the debt repaid in the ClubHouse merger and at the Company's initial public offerings, net of applicable taxes in 1997 and 1996, respectively.

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

     Since the Company's initial public offerings in May 1996, the Company has met its capital and liquidity needs with cash generated from operations, net proceeds from initial public offerings and amounts available under the revolving credit facility. In July 1997, in connection with the ClubHouse acquisition, the revolving credit facility was increased to $150 million. Approximately $55.6 million in cash was borrowed to fund the cash portion of the ClubHouse acquisition. At September 30, 1997, the outstanding balance under the revolving credit facility totaled $72 million plus a letter of credit of $9.8 million. The aggregate principal amount available for borrowings under the revolving credit facility at September 30, 1997 was $64.0 million. Subsequent to September 30, 1997, an additional $20.5 million was borrowed for the payment of the purchase price of a hotel property, security deposits on other acquisitions, certain hotel renovation costs and the interest on the Company's 10 1/2% Senior Subordinated Notes due 2006. (see Note 10).

     During the nine months ended September 30, 1997, the Company generated cash from operating activities of $8.3 million as compared to $2.5 million in the 1996 period. During the nine months ended September 30, 1997 and 1996, the Company made security deposits on leased hotels of $7.8 million and $13.6 million, respectively. During the nine months ended September 30, 1997, the Company incurred merger expenses totaling $3.6 million in connection with the Patriot Merger. Without the payments of security deposits and merger expenses, cash generated from operating activities would have been $19.8 million for the nine months ended September 30, 1997. In October 1997, the management agreement with Homegate was terminated and the Company will receive $12.0 million in exchange for such termination (see Note 7).

     The Company has the following anticipated capital commitments. Pursuant to the terms of a management agreement in which the Company has a 30% ownership interest, the Company has committed to fund up to $2.5 million for the renovation of the hotel property. As of September 30, 1997, the Company has made advances of approximately $619,000. In addition, the Company is obligated, pursuant to the terms of a hotel management agreement, to fund a loan for hotel renovations and improvements in the aggregate amount of $6.0 million, of which $4.8 million had been funded as of September 30, 1997. Pursuant to capital lease agreements, the Company is obligated to make lease payments of $2.6 million in 1997.

     In February 1997, the Company, through a financial institution and county authority, issued revenue bonds totaling $9.7 million. The bonds were issued to refinance the existing bonds that the Company assumed in the acquisition of a Wyndham Garden Hotel. The bonds initially bear interest at a weekly rate (the "Weekly Rate Period") determined in accordance with the indenture of the bonds based on prevailing financial market conditions for revenue bonds (at September 30, 1997, such rate was 4.15%) plus a 2% credit enhancement fee, as defined in the indenture. The weekly rate may be converted to another interest rate determination method on the first business day of any calendar month at the Company's option, subject to the terms and conditions set forth in the indenture. Interest payments on the bonds are due on a periodic basis. The bonds mature in February 2023 and are subject to redemption by the Company in whole or in part during any Weekly Rate Period.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On April 14, 1997, an action styled Kwalbrun v. James D. Carreker, et. al., was filed in the Delaware Court of Chancery in and for New Castle County, purportedly as a class action on behalf of the Company's stockholders, against the Company and the members of the Board of Directors of the Company. The complaint also purported to name Patriot as a defendant, but Patriot has not been served with the complaint. The complaint alleges that the Company's Board of Directors breached its fiduciary duties owed to the Company's public stockholders in connection with the Board of Director's approval of the Patriot Merger. In particular, the complaint alleges that the Patriot Merger was negotiated at the expense of the Company's public stockholders, and that the Company's Board of Directors permitted Patriot to negotiate on more favorable terms the Crow Acquisition with members of the Trammell Crow family. The complaint seeks to enjoin, preliminarily and permanently, consummation of the Patriot Merger under the terms presently proposed and also seeks unspecified damages. The defendants deny the allegations in the complaint and expect to defend the action vigorously.

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

      4.2      -- Relevant portions of Amended and Restated Certificate of
                  Incorporation (Reference is hereby made to Exhibit Number
                  3.1).

      10.1(a)  -- Management Agreement dated as of May 10, 1995 by and between
                  Anatole

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION

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

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION

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

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION

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

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION

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

      10.12    -- Stockholders' Agreement Consent dated September 30, 1996
                  (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997).

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

      10.15    -- Registration Rights Agreement dated as of September 30,
                  1996 between the Company and Smith Barney, Inc. (Incorporated by reference to Exhibit Number 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27,
                  1997).

      10.16    -- Registration Rights Agreement dated as of April 29, 1996 between the Company and General Electric Investment Corporation (Incorporated by reference to Exhibit Number 10.16 to the Company's Annual Report on form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION

      10.17    -- Promissory Note dated April 15, 1995 between the Company and WFLP (Incorporated by reference to Exhibit Number 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27, 1997).

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

      10.21    -- Management Contract between Homegate Hospitality, Inc. and the Company, dated August 26, 1996 (incorporated by reference to Exhibit Number 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996).

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

      10.25    -- Capital Contribution Note dated as of December 22, 1995 by and between Pleasanton Hotel Partners, L.P. and the Company (Incorporated by reference to Exhibit Number 10.18(a) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION

                  Exchange Commission on May 1, 1996).

      10.26    -- Capital Contribution Note dated as of October 2, 1995 by and between WHC-LG Hotel Partners and the Company (Incorporated by reference to Exhibit Number 10.18(b) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996)

      10.27    -- Capital Contribution Note dated as of May 26, 1995 by and between New Orleans Hotel I, L.P. and the Company (Incorporated by reference to Exhibit Number 10.18(c) in Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-2214) filed with the Securities and Exchange Commission on May 1, 1996).

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

      10.30    -- Corporate Guaranty Agreements by Wyndham Hotel Corporation
                  on behalf of ISIS 2000 Limited Partnership for the benefit of Banc One Leasing Corporation, including Master Agreement and Schedule of Additional Guaranty Agreements (incorporated by reference to Exhibit Number 10.30 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

      10.31    -- Guarantor Agreement, dated May 26, 1995 by and among
                  Convention Center Boulevard Hotel, Ltd., the Company, Darryl
                  D. Berger and Roger H. Ogden (incorporated by reference to Exhibit Number 10.31 in the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1997).

      10.32    -- Corporate Guaranty Agreement, dated May 15, 1996, by
                  Wyndham Hotel Corporation on behalf of ISIS 2000 Limited Partnership for the benefit of IBM Credit Corporation (incorporated by reference to Exhibit Number 10.32 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

      10.33    -- First Amendment to Senior Secured Revolving Credit Agreement,
                  dated as of July 30, 1997, between Wyndham Hotel Corporation, the Financial Institutions party to the Credit Agreement and Bankers Trust Company (incorporated by reference to Exhibit
                  10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.34    -- Agreement Regarding Termination of Management Agreements,
                  dated as of July 25, 1997, between Homegate Hospitality, Inc., VPS I, L.P., Prime Hospitality Corp., Crow Realty Investors, L.P. and Wyndham Management Corporation, Wyndham Hotel Corporation and Wyndham IP Corporation (including related Promissory Note) (incorporated by reference to Exhibit Number
                  10.34 in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997).

      10.35    -- Form of Registration Rights Agreement by and between Patriot
                  American Hospitality, Inc., Patriot American Hospitality Operating Company and each of the parties signatory thereto (incorporated by reference to Exhibit Number 10.35 in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997).

      10.36    -- Ratification Agreement between Patriot American Hospitality,
                  Inc. and Wyndham Hotel Corporation (incorporated by reference to Exhibit Number 10.36 in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997).

      10.37    -- Ratification Agreement between Patriot American Hospitality
                  Operating Company, formerly known as Bay Meadows Operating Company, Patriot American Hospitality, Inc. and C.F. Securities, L.P. (incorporated by reference to Exhibit Number
                  10.37 in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997).

      10.38    -- Form of Cooperation Agreement between Patriot American
                  Hospitality, Inc. and Patriot American Hospitality Operating Company (incorporated by reference to Exhibit Number 10.38 in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997).

      10.39    -- Form of Subscription Agreement between Wyndham Hotel
                  Corporation and Patriot American Hospitality Operating Company (incorporated by reference to Exhibit Number 10.39 in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997).

      10.40    -- Letter Agreement, dated April 14, 1997, among Wyndham Hotel
                  Corporation, C.F. Securities L.P. and TCF Hotels, L.P. with respect to the Merger Agreement, the Stock Purchase Agreement and the Omnibus Purchase and Sale Agreement (incorporated by reference to Exhibit Number 10.40 in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997).

      10.41    -- Lease Agreement, dated July 29, 1997, between IM Joint
                  Venture and Wyndham Hotel Corporation with respect to the Company's corporate headquarters.

      10.42    -- Agreement with respect to Assignment of Redemption Rights, date July 29, 1997, between IFM Partnership and Wyndham Hotel Corporation.

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION

      11       -- Computation of Earnings Per Share.

      27.1     -- Financial Data Schedule.

  (b) Reports on Form 8-K:

          Form 8-K dated August 15, 1997 was filed to report the acquisition of ClubHouse Hotels, Inc. Pro Forma financial information of WHC and historical financial statements of ClubHouse Hotels, Inc. were filed on Form 8-K/A dated September 18, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WYNDHAM HOTEL CORPORATION
                                   --------------------------------------------
                                                (Registrant)


Date: November 13, 1997            By: /S/      James D. Carreker
                                      -----------------------------------------
                                                James D. Carreker
                                        President and Chief Executive Officer



Date: November 13, 1997            By:  /S/     Anne L. Raymond
                                      -----------------------------------------
                                                Anne L. Raymond
                                        Chief Financial Officer, Executive
                                        Vice President and Director (Principal
                                        Financial Officer)

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

      4.2      -- Relevant portions of Amended and Restated Certificate of
                  Incorporation (Reference is hereby made to Exhibit Number
                  3.1).

      10.1(a)  -- Management Agreement dated as of May 10, 1995 by and between
                  Anatole

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION
                  Hotel Investors, L.P. and Wyndham Hotel Company Ltd.
                  (Incorporated by reference to Exhibit Number 10.1(a) in the
                  Company's Registration Statement on Form S-1 (Reg. No.
                  333-2214) filed with the Securities and Exchange Commission on
                  March 11, 1996).

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

      10.1(i)  -- Management Agreement dated as of August 25, 1993 by and between Playhouse Square Hotel Limited Partnership and Wyndham
                  Hotel Company

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION
                  Ltd. (Incorporated by reference to Exhibit Number 10.1(i) in
                  Amendment No. 1 to the Company's Registration Statement on
                  Form S-1 (Reg. No. 333-2214) filed with the Securities and
                  Exchange Commission on May 1, 1996).

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

      10.3(d)  -- Sublease Agreement dated as of November 17, 1989 by and between Copley-Commerce-Telegraph #1 Associates, as assignee of Crow-Staley-

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION
                  Commerce #1 Limited Partnership and Commerce Hotel Partners
                  Ltd. (Incorporated by reference to Exhibit Number 10.3(d) in the Company's Registration Statement on Form S-1 (Reg. No.
                  333-2214) filed with the Securities and Exchange Commission on
                  March 11, 1996).

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

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION
                  Exchange Commission on May 1, 1996).

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

      10.12    -- Stockholders' Agreement Consent dated September 30, 1996
                  (Incorporated by reference to Exhibit 10.12 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997).

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

      10.15    -- Registration Rights Agreement dated as of September 30,
                  1996 between the Company and Smith Barney, Inc. (Incorporated by reference to Exhibit Number 10.15 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1996, is filed with the Securities and Exchange Commission on March 27,
                  1997).

      10.16    -- Registration Rights Agreement dated as of April 29, 1996 between the Company and General Electric Investment
                  Corporation (Incorporated by reference to Exhibit Number 10.16 to the Company's Annual Report on form 10-K for the year ended
                  December 31, 1996, is filed with the Securities and Exchange
                  Commission on March 27, 1997).

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION
      10.17    -- Promissory Note dated April 15, 1995 between the Company and WFLP (Incorporated by reference to Exhibit Number 10.17 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996, is filed with the Securities and Exchange
                  Commission on March 27, 1997).

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

      10.21    -- Management Contract between Homegate Hospitality, Inc. and the Company, dated August 26, 1996 (incorporated by reference to Exhibit Number 10.1 of the Company's Quarterly Report on
                  Form 10-Q for the Quarter ended September 30, 1996).

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

     EXHIBIT                         EXHIBIT
     NUMBER                        DESCRIPTION
                  Exchange Commission on May 1, 1996).

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

      10.27    -- Capital Contribution Note dated as of May 26, 1995 by and between New Orleans Hotel I, L.P. and the Company
                  (Incorporated by reference to Exhibit Number 10.18(c) in Amendment No. 1 to the Company's Registration Statement on
                  Form S-1 (Reg. No. 333-2214) filed with the Securities and
                  Exchange Commission on May 1, 1996).

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

      10.30    -- Corporate Guaranty Agreements by Wyndham Hotel Corporation
                  on behalf of ISIS 2000 Limited Partnership for the benefit of Banc One Leasing Corporation, including Master Agreement and
                  Schedule of Additional Guaranty Agreements (incorporated by reference to Exhibit Number 10.30 in the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1997).

      10.31    -- Guarantor Agreement, dated May 26, 1995 by and among
                  Convention Center Boulevard Hotel, Ltd., the Company, Darryl
                  D. Berger and Roger H. Ogden (incorporated by reference to
                  Exhibit Number 10.31 in the Company's Quarterly Report on Form
                  10-Q filed for the quarter ended March 31, 1997).

      10.32    -- Corporate Guaranty Agreement, dated May 15, 1996, by
                  Wyndham Hotel Corporation on behalf of ISIS 2000 Limited
                  Partnership for the benefit of IBM Credit Corporation
                  (incorporated by reference to Exhibit Number 10.32 in the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1997).

      10.33    -- First Amendment to Senior Secured Revolving Credit
                  Agreement, dated as of July 30, 1997, between Wyndham Hotel
                  Corporation, the Financial Institutions party to the Credit
                  Agreement and Bankers Trust Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.34    -- Agreement Regarding Termination of Management Agreements,
                  dated as of July 25, 1997, between Homegate Hospitality,
                  Inc., VPS I, L.P., Prime Hospitality Corp., Crow Realty
                  Investors, L.P. and Wyndham Management Corporation, Wyndham
                  Hotel Corporation and Wyndham IP Corporation (including related Promissory Note) (incorporated by reference to Exhibit Number 10.34 in the Company's Quarterly Report on
                  Form 10-Q/A for the Quarter ended June 30, 1997 filed with the Securities Exchange Commission on August 29, 1997).

      10.35    -- Form of Registration Rights Agreement by and between Patriot
                  American Hospitality, Inc., Patriot American Hospitality
                  Operating Company and each of the parties signatory thereto
                  (incorporated by reference to Exhibit Number 10.35 in the Company's Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 1997 filed with the Securities Exchange
                  Commission on August 29, 1997).

      10.36    -- Ratification Agreement between Patriot American Hospitality,
                  Inc. and Wyndham Hotel Corporation (incorporated by reference to Exhibit Number 10.36 in the Company's Quarterly
                  Report on Form 10-Q/A for the Quarter ended June 30, 1997 filed with the Securities Exchange Commission on August 29,
                  1997).

      10.37    -- Ratification Agreement between Patriot American Hospitality
                  Operating Company, formerly known as Bay Meadows Operating
                  Company, Patriot American Hospitality, Inc. and C.F.
                  Securities, L.P. (incorporated by reference to Exhibit
                  Number 10.37 in the Company's Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 1997 filed with the Securities
                  Exchange Commission on August 29, 1997).

      10.38    -- Form of Cooperation Agreement between Patriot American
                  Hospitality, Inc. and Patriot American Hospitality Operating
                  Company (incorporated by reference to Exhibit Number 10.38 in the Company's Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 1997 filed with the Securities Exchange
                  Commission on August 29, 1997).

      10.39    -- Form of Subscription Agreement between Wyndham Hotel
                  Corporation and Patriot American Hospitality Operating Company
                  (incorporated by reference to Exhibit Number 10.39 in the Company's Quarterly Report on Form 10-Q/A for the Quarter ended June 30, 1997 filed with the Securities Exchange
                  Commission on August 29, 1997).

      10.40    -- Letter Agreement, dated April 14, 1997, among Wyndham Hotel
                  Corporation, C.F. Securities L.P. and TCF Hotels, L.P. with respect to the Merger Agreement, the Stock Purchase Agreement and the Omnibus Purchase and Sale Agreement (incorporated by reference to Exhibit Number 10.40 in the Company's Quarterly
                  Report on Form 10-Q/A for the Quarter ended June 30, 1997 filed with the Securities Exchange Commission on August 29,
                  1997).

      10.41    -- Lease Agreement, dated July 29, 1997, between IM Joint
                  Venture and Wyndham Hotel Corporation with respect to the Company's corporate headquarters.

      10.42    -- Agreement with respect to Assignment of Redemption Rights, date July 29, 1997, between IFM Partnership and Wyndham Hotel
                  Corporation.

      11       -- Computation of Earnings Per Share.

      27.1     -- Financial Data Schedule.